Form 10-Q
period 2008-08-31
Wolverine Exploration Inc.
filed 2008-12-23
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   August 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number     333-152343

WOLVERINE EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4055 McLean Road, Quesnel, British Columbia, Canada	V2J 6V5
(Address of principal executive offices)	(Zip Code)

250-992-6972
(Registrant’s telephone number, including area code)
n/a (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [    ] Yes         [ X  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                                [     ]                                                                                                      Accelerated filer                                                               [     ]
Non-accelerated filer                                                     [     ]  (Do not check if a smaller reporting company)                 Smaller reporting company                                            [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[    ] Yes         [ X  ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 22, 2008
common stock - $0.001 par value	68,630,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

AUGUST 31, 2008

Page - 2

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31, 2008	May 31, 2008
	(Unaudited)
ASSETS

Current assets:

Cash	$2,684	$18,990
Accounts receivable	4,604	6,428

Total current assets	7,288	25,418

Unproved mineral properties	348,221	348,221

Total assets	$355,509	$373,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$115,734	$84,023
Accrued liabilities	1,300	2,000
Accrued professional fees	59,279	48,075
Due to related parties	43,478	7,888

Total current liabilities	219,791	141,986

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 authorized; 68,630,000
issued, outstanding or subscribed at August 31 and May 31, 2008	68,630	68,630
Additional paid in capital	1,030,770	1,030,770
Deficit accumulated during the exploration stage	(966,356)	(868,421)
Accumulated other comprehensive income	2,674	674

Total stockholders' equity	135,718	231,653

Total liabilities and stockholders' equity	$355,509	$373,639

The accompanying notes are an integral part of these financial statements

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended		From February 23,
	August 31,	August 31,	2006 (Inception)
	2008	2007	to August 31, 2008

Operating expenses:

Administrative	$22,500	$23,903	$124,187
Advertising and promotion	-	1,786	7,394
Automobile	-	2	254
Bank charges and interest	97	188	1,298
Consulting fees	37,407	37,698	391,056
Exploration and development costs	-	13,847	239,424
Office	79	302	1,546
Professional fees	33,357	22,264	150,488
Regulatory	1,530	527	6,778
Rent	2,963	2,950	23,370
Telephone	2	359	5,424
Travel	-	-	4,668
Foreign exchange transaction loss	-	1,369	10,469

Net loss for the period	$(97,935)	$(105,195)	$(966,356)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	68,630,000	57,805,109

The accompanying notes are an integral part of these financial statements

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM FEBRUARY 23, 2006 (INCEPTION) TO AUGUST 31, 2008

							Deficit
	Common Stock Issued			Common Stock Subscribed			Accumulated	Accumulated
			Additional			Additional	During the	Other
	Number of		Paid-in	Number of		Paid-in	Exploration	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Capital	Stage	Income	Total

Balance at February 23, 2006 (Inception)	-	$-	$-	-	$-	$-	$-	$-	$-

Common stock issued for cash	4,000,000	4,000	-	-	-	-	-	-	4,000
Common stock subscribed	-	-	-	3,350,000	3,350	30,150	-	-	33,500
Net loss for the period	-	-	-	-	-	-	(19,727)	-	(19,727)

Balance at May 31, 2006	4,000,000	4,000	-	3,350,000	3,350	30,150	(19,727)	-	17,773

Common stock subscriptions refunded	-	-	-	(900,000)	(900)	(8,100)	-	-	(9,000)
Common stock issued from subscriptions	2,450,000	2,450	22,050	(2,450,000)	(2,450)	(22,050)	-	-	-
Common stock issued for cash	11,750,000	11,750	105,750	-	-	-	-	-	117,500
Common stock issued for purchase of interest in mineral properties	34,000,000	34,000	306,000	-	-	-	-	-	340,000
Common stock subscribed	-	-	-	100,000	100	900	-	-	1,000
Net loss for the year	-	-	-	-	-	-	(224,926)	-	(224,926)

Balance at May 31, 2007	52,200,000	52,200	433,800	100,000	100	900	(244,653)	-	242,347

Common stock issued for cash	9,440,000	9,440	84,960	-	-	-	-	-	94,400
Common stock subscribed	-	-	-	4,890,000	4,890	304,110	-	-	309,000
Net loss for the three months ended August 31, 2007	-	-	-	-	-	-	(105,195)	-	(105,195)

Balance at August 31, 2007	61,640,000	61,640	518,760	4,990,000	4,990	305,010	(349,848)	-	540,552

Common stock issued from subscriptions	4,990,000	4,990	305,010	(4,990,000)	(4,990)	(305,010)	-	-	-
Common stock issued for cash	900,000	900	98,100	-	-	-	-	-	99,000
Common stock subscribed	-	-	-	1,100,000	1,100	108,900	-	-	110,000
									749,552

Net loss for the nine months ended May 31, 2008	-	-	-	-	-	-	(518,573)	-	(518,573)
Foreign currency exchange gain	-	-	-	-	-	-	-	674	674
Comprehensive loss									(517,899)

Balance at May 31, 2008	67,530,000	67,530	921,870	1,100,000	1,100	108,900	(868,421)	674	231,653

Common stock issued from subscriptions	1,100,000	1,100	108,900	(1,100,000)	(1,100)	(108,900)	-	-	-
Net loss for the three months ended August 31, 2008	-	-	-	-	-	-	(97,935)	-	(97,935)
Foreign currency exchange gain	-	-	-	-	-	-	-	2,000	2,000
Comprehensive loss									(95,935)

Balance at August 31, 2008	68,630,000	$68,630	$1,030,770	-	$-	$-	$(966,356)	$2,674	$135,718

The accompanying notes are an integral part of these financial statements

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the three months		From February 23,
	Ended August 31,		2006 (Inception)
	2008	2007	to August 31, 2008

Cash flows from operating activities:
Net loss	$(97,935)	$(105,195)	$(966,356)

Changes in operating assets and liabilities:
Accounts receivable	1,824	-	(4,604)
Prepaid expenses and deposit	-	1,574	26,100
Accounts payable	31,711	4,984	115,734
Accrued liabilities	(700)	-	1,300
Accrued professional fees	11,204	20,080	59,279
Due to related parties	35,590	(41,394)	43,478

Net cash used in operating activities	(18,306)	(119,951)	(725,069)

Cash flows from investing activities:
Acquisition of unproved mineral properties	-	-	(321)

Net cash used in investing activities	-	-	(321)

Cash flows from financing activities:
Payment on note payable to related party	-	(28,414)	(34,000)
Cash paid on refund of common stock subscribed	-	-	(12,000)
Cash from common stock issued or subscribed	-	403,400	771,400

Net cash provided by financing activities	-	374,986	725,400

Effects of foreign currency exchange	2,000	-	2,674

(Decrease) increase in cash during the period	(16,306)	255,035	2,684

Cash, beginning of period	18,990	10,366	-

Cash, end of period	$2,684	$265,401	$2,684

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash investing and financing transactions:
Refundable deposits	$-	$-	$26,100
Acquisition of unproved mineral properties	$-	$-	$(347,900)
Note payable to related party	$-	$-	$(34,000)
Issuance of common stock	$-	$-	$340,000

The accompanying notes are an integral part of these financial statements

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Wolverine Exploration Inc. (“Wolverine”) was incorporated on February 23, 2006, under the laws of the State of Nevada.  Wolverine’s principal business is the acquisition and exploration of mineral resources in central Labrador, Canada.  Wolverine has not presently determined whether its properties contain mineral reserves that are economically recoverable. In these notes, the terms “Company”, “we”, “us” or “our” mean Wolverine.

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America.  The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7.

The Company is in the early exploration stage.  In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business.  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The Company’s continuation as a going concern and its ability to emerge from the exploration stage with any planned principal business activity is dependent upon the continued financial support of its shareholders and its ability to obtain the necessary equity financing and attain profitable operations.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Annual report on Form S-1 of Wolverine Exploration Inc. for the year ended May 31, 2008.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended August 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2008 included in the Company’s report on Form S-1.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on the results of operations or financial position for any period presented.

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s financial statements are based on a number of estimates, including accruals for estimated professional fees.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At August 31 and May 31, 2008, the Company did not have any cash equivalents.

Accounts Receivable

At August 31 and May 31, 2008 the Company had $4,604 and $6,428 in goods and services tax receivable from the Government of Canada.

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and accrued professional fees.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits.  At August 31, and May 31, 2008, the Company had approximately $2,700 and $19,000, respectively in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources.  At August 31 and May 31, 2008, the Company had $2,674 and $674 respectively, in accumulated other comprehensive income, from its foreign currency translation.

Long-lived Assets

At August 31 and May 31, 2008, the Company’s only long-lived assets were its mineral properties.  Mineral properties whose costs are individually significant are assessed individually.  Where it is not practicable to assess individually, such properties may be grouped for an assessment of impairment.  Impairment of mineral properties is estimated based on primary lease terms, geologic data and average holding periods.  The Company’s mineral properties are evaluated quarterly for the possibility of potential impairment.  The Company has no other long-lived assets and has not recognized any impairment losses with respect to its mineral properties.  See related disclosures under the caption “Mineral Property Costs.”

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Mineral Property Costs

The Company has been in the exploration stage since its inception on February 23, 2006 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Asset Retirement Obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.  At August 31 and May 31, 2008, the Company did not have any asset retirement obligations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or June 1, 2008 for the Company.  Adoption of SFAS 158 did not have a material impact on our financial statements.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS 157 was effective for the Company on June 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted.  This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 was effective for the Company on June 1, 2008.  The pronouncement did not have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will be effective for the Company on June 1, 2009.  We do not expect the adoption of SFAS 141(R) to have a significant impact on our financial statements.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1).  The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on June 1, 2009.  We do not expect the adoption of EITF 07-1 to have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will be effective for the Company on June 1, 2009.  We do not expect the adoption of SFAS 160 to have a significant impact on our financial statements.

In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for us on June 1, 2009.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).  This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on June 1, 2009. We do not expect the adoption of SFAS 1611 to have a significant impact on our financial statements.

In May 2008, FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not expect the adoption of SFAS 162 to have a significant impact on our financial statements.

In May 2008, FASB issued SFAS No. 163 (SFAS 163), Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.

This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008.  The adoption of SFAS 163 did not have a significant impact on our financial statements.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company has not yet evaluated the impact that FSP APB 14-1 will have on its results of operations or financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting.  FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations.  The guidance will be effective for fiscal years beginning after December 15, 2008.  The Company is evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on the results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008.  The proposed statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute.  The proposed statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years.  When and if the proposed statement is approved in final form by FASB, the Company will evaluate whether the adoption of the proposed statement will have any material impact on its financial position or results of operations.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  At August 31, 2008, the Company had working capital deficit of $212,503 and had accumulated losses of $966,356 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following amounts were due to related parties at August 31 and May 31, 2008:

	August 31, 2008	May 31, 2008
Due to a director (a)	$78	$-

Consulting fees due to a company controlled by a major shareholder (b)	26,400	7,888

Due to a major shareholder (c)	17,000	-

Total due to related parties	$43,478	$7,888

(a)	During the three months ended August 31, 2008 and 2007, the Company paid or accrued $7,407 and $5,744 in consulting fees to its director.

(b)
During the three months ended August 31, 2008 and 2007, the Company paid or accrued $30,000 and $31,954 respectively, in consulting fees to company controlled by a major shareholder of the Company.  The Company also paid or accrued $2,963 and $2,950 respectively in rent to this company

(c)	During the three months ended August 31, 2008, the Company borrowed $17,000 from a major shareholder.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 5 – UNPROVED MINERAL PROPERTIES

Vend-In Agreement

(a)
On February 27, 2007, the Company entered into a vend-in agreement whereby they agreed to acquire a 90% interest in four mineral licenses in central Labrador, Canada, comprised of 516 mineral claims covering an area of 33,111 acres.  On February 28, 2007 the Company issued a $34,000 promissory note and 34,000,000 in common shares to acquire this 90% interest.  The purchase price included a total of $26,100 in refundable staking security deposits.  These deposits were refunded to the Company in February 2008 (Notes 6).

Under the terms of the vend-in agreement, the Company is committed to spend approximately $151,000 (CDN$150,000) on or before March 1, 2008 (spent), $188,217 (CDN$200,000) on or before March 1, 2009, and $235,280 (CDN$250,000) on or before March 1, 2010 with the provision that any excess amount spent in one year may be carried forward and applied towards fulfilment of the expenditure requirements of a later year.

(b)	On May 17, 2007, the Company purchased a 90% interest in one mineral license in central Labrador, Canada, comprised of 6 claims covering an area of 371 acres for cash of $321 (CDN$360).

Mineral Exploration Licenses

The mineral exploration licenses on the Company’s properties are for a term of five years commencing at various dates from August 18, 2006 to May 17, 2007.  These licenses may be renewed every five years for up to a maximum of twenty years provided annual assessment work is completed and reported, and license renewal fees of $24 (CDN$25), $47 (CDN$50) and $94 (CDN$100) per claim are paid after five, ten and fifteen years respectively.  In order to maintain the property in good standing the Company is required to spend from $188 (CDN$200) per claim in the first year to $1,136 (CDN$1,200) per claim in the twentieth year.  At August 31, 2008, all properties are in good standing.

At August 31, 2008, the Company had spent $239,124 (CDN$ 237,020) on exploration and development expenditures.  These expenditures also qualify as exploration expenditures under the terms of the Company’s mineral exploration license and vend-in agreement. As of August 31, 2008, $224,055 (CDN$222,020) of its expenditures were qualified by the Government of Newfoundland and Labrador.

The Company’s mineral properties are evaluated quarterly for the possibility of potential impairment.  At August 31, 2008, no impairment charges were recorded against our mineral properties.

NOTE 6 - COMMON STOCK

On April 3, 2006, the Company issued 4,000,000 common shares at $0.001 per share for cash of $4,000 to its Director.

On June 13, 2006 the Company issued 2,750,000 common shares at $0.01 per share by way of private placements for cash of $27,500.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 6 - COMMON STOCK, continued

During April and May 2006, 850,000 of the Company’s common shares were subscribed for at $0.01 per share for cash of $8,500.  Subsequent to May 31, 2006, these share subscriptions were cancelled and the $8,500 was refunded to the subscribers.

On January 31, 2007 the Company issued 2,150,000 common shares at $0.01 per share by way of private placements for total proceeds of $21,500.

On February 26, 2007, the Company increased their authorized shares of common stock from 75,000,000 to 200,000,000.

On February 28, 2007 the Company issued 2,600,000 common shares at $0.01 per share by way of private placements for cash of $26,000.

On February 28, 2007 the Company issued 34,000,000 common shares at a deemed fair value of $340,000 or $0.01 per share in partial payment for a 90% interest in mineral licences.  (Note 5)

On March 30, 2007 the Company issued 1,600,000 common shares at $0.01 per share by way of private placements for cash of $16,000.

On April 30, 2007 the Company issued 4,000,000 common shares at $0.01 per share by way of private placements for cash of $40,000.

On May 31, 2007 the Company issued 1,100,000 common shares at $0.01 per share by way of private placements for cash of $11,000.

On June 30, 2007 the Company issued 6,890,000 common shares at $0.01 per share by way of private placements for cash of $68,900.

On July 31, 2007 the Company issued 2,550,000 common shares at $0.01 per share by way of private placements for cash of $25,500.

On September 7, 2007 the Company issued 2,000,000 common shares at $0.01 per share by way of private placements for cash of $20,000.

On September 8, 2007 the Company issued 2,890,000 common shares at $0.10 per share by way of private placements for cash of $289,000.

On October 5, 2007 the Company issued 1,000,000 common shares at $0.10 per share by way of private placements for cash of $100,000.

On March 30, 2007, 100,000 of the Company’s common shares were subscribed for at $0.01 per share for cash of $1,000.  On November 2, 2007, these share subscriptions were cancelled and the $1,000 refunded to the subscriber.

On June 25, 2008 the Company issued 1,100,000 common shares at $0.10 per share for shares that were subscribed to in the prior period.

On July 3, 2008 the Company approved an offering of up to 15 million units at a price of $0.10 per share. Each unit consists of one common share and one warrant exercisable for a period of two years at $0.15 per warrant.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 7 – COMMITMENTS

Under the terms of the vend-in agreement and the mineral exploration licenses the Company is required to spend the following minimum amounts on exploration:

Future minimum payments	Vend-in Agreement
2009	$106,324
2010	235,272
2011	-
2012	-
2013	-
After 2013	-

Total future minimum payments	$341,596

Consulting Commitment

On January 31, 2007, the Company entered into a consulting agreement with a company controlled by a major shareholder.  Under the terms of the contract the Company has agreed to pay $10,000 per month and issue a bonus of 5% of the common shares in the event of the discovery of a major commercially viable mineral resource deposit. The contract does not terminate until minimum term ending on February 28, 2010.  Following which, the company and consultant may agree to extend the contract.  At August 31, 2008, the Company has the following future obligations under this contract:

Future minimum payments
2009	$120,000
2010	60,000

Total future minimum payments	$180,000

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

This discussion should be read in conjunction with the May 31, 2008 audited financial statements, the notes, and the tables included elsewhere in this 10-Q quarterly statement.  Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future performance.  However, future performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements.  See “Forward-looking Statements” below for more details.

Wolverine’s principal business is the acquisition and exploration of base and precious metal mineral properties.  Wolverine is focused on exploration of the Labrador Claims.  Wolverine has not presently determined whether the Labrador Claims contain mineral reserves that are economically recoverable.  Wolverine has not commenced significant operations and is considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises.

Forward-looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties.  Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by, or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions.  These statements include, among others, statements regarding Wolverine’s current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of its business.  Forward-looking statements are only predictions and not guarantees of performance and speak only as of the date they are made.  Wolverine undertakes no obligation to update any forward-looking statement in light of new information or future events.

Although management believes that the expectations, estimates and projections reflected in the forward-looking statements are based on reasonable assumptions when they are made, Wolverine can give no assurance that these expectations, estimates and projections can be achieved.  Management believes the forward-looking statements in this registration statement are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations.  Future events and actual results may differ materially from those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially from Wolverine’s expectations include, but are not limited to:

•	fluctuating prices of mineral resources, including gold and copper,
•	the impact of weather conditions and alternative energy sources on Wolverine’s sales volumes,
•	changes in federal or state laws and regulations to which Wolverine is subject, including tax, environmental, and employment laws and regulations,
•	conditions of the capital markets that Wolverine utilizes to access capital,
•	the ability to raise capital in a cost-effective way,
•	the effect of changes in accounting policies, if any,
•	the ability of Wolverine to manage its growth,
•	the ability to control costs,
•	Wolverine’s ability to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002,
•	Wolverine’s ability to obtain governmental and regulatory approval of various expansion or other projects,
•	changes in general economic conditions in the United States and in Canada and changes in the industries in which Wolverine conducts its business,
•	the costs and effects of legal and administrative claims and proceedings against Wolverine,

Page - 19

Critical Accounting Policies and Estimates

An appreciation of Wolverine’s critical accounting policies is necessary to understand its financial results.  These policies may require that Wolverine to make difficult and subjective judgments regarding uncertainties; as a result, the estimates may significantly impact its financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than its accounting for mineral property costs, Wolverine’s critical accounting policies do not involve the choice between alternative methods of accounting.  Wolverine has applied its critical accounting policies and estimation methods consistently.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject Wolverine to significant concentrations of credit risk consist principally of cash.

At August 31, 2008, Wolverine had approximately $2,700 in cash that was not insured.  Wolverine’s cash is on deposit with a major chartered Canadian bank.  As part of Wolverine’s cash management process, management performs periodic evaluations of the relative credit standing of these financial institutions.  Wolverine has not suffered any losses of cash and management does not believe that Wolverine’s cash is exposed to any significant credit risk.

Revenue Recognition

Wolverine will record revenues from the sale of minerals when pervasive evidence of an arrangement exists, delivery to the customer has occurred, risk of ownership or title has transferred, and collectibility is reasonably assured.

Interest income is recognized at the end of each month.

Unproved Mineral Property Costs and Exploration and Development Costs

Wolverine has been in the exploration stage since inception on February 23, 2006 and has not yet realized any revenues from its operations.  Wolverine is primarily engaged in the acquisition and exploration of mineral exploration properties.  Wolverine expenses mineral property exploration costs as they are incurred.  Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (“EITF”) 04-02, whether Mineral Rights are Tangible or Intangible Assets.  Wolverine assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  During the three months ended August 31, 2008, Wolverine did not have any mineral property acquisition costs.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Page - 20

Long-Lived Assets

Wolverine accounts for long-lived assets under SFAS Nos. 142 and 144, Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS 142 and 144, Wolverine reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Wolverine recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  Wolverine’s only long-lived assets are its unproven mineral interests in the Labrador Claims.  At August 31, 2008, Wolverine had no impairment losses with respect to its unproven mineral interests.

Asset Retirement Obligations

Wolverine will record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, or normal use of its long-lived assets.  Wolverine will record a corresponding asset and will amortize it over the life of the asset.  Wolverine will adjust the obligation at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).  At August 31, 2008 Wolverine had no asset retirement obligations.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  The adoption of SFAS 157 did not have a material impact on Wolverine’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  Wolverine does not expect the adoption of SFAS 159 to have a material impact on its financial statements as Wolverine did not elect the fair value option for any of its financial assets or liabilities.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted.  This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  The adoption of EITF 07-03 did not have a material effect on Wolverines unaudited financial statements.

In February 2008 the FASB staff issued Staff Position No. 157-2 (“FSP FAS 157-2”) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for Wolverine on June 1, 2009.

Page - 21

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 133”).  This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for Wolverine on June 1, 2009.  Wolverine is currently evaluating the impact adoption of SFAS 161 may have on its financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Wolverine is reviewing the effect, if any, the proposed guidance will have on its financial statement disclosures.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Wolverine has not yet evaluated the impact that FSP APB 14-1 will have on its results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in calculations of earnings per share.  The guidance will be effective for fiscal years beginning after December 15, 2008.  Wolverine is evaluating the requirements of FSP No. EITF 03-6-1 and the impact that the adoption will have on its results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5 (“EITF No. 07-5”), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  Wolverine is evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008. The proposed statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute.  The proposed statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years.  When and if the proposed statement is approved in final form by FASB, Wolverine will evaluate whether the adoption of the proposed statement will have any material impact on its financial position or results of operations.

Page - 22

Foreign Currency Translation

Wolverine’s functional and reporting currency is the United States dollar.  Wolverine determined that its functional currency is the United States dollar for the following reasons:

•	Wolverine’s current and future financings are and will be in United States dollars;
•	Wolverine maintains cash holdings primarily in United States dollars;
•	Any potential sales of minerals recovered from the Labrador Claims will be undertaken in United States dollars;
•	Wolverine’s administrative expenses are undertaken in United States dollars;
•	All of Wolverine’s cash flows are generated in United States dollars; and
•
Even though the Labrador Claims are located in Canada, and the exploration expenses are usually billed in Canadian dollars, Wolverine can request that these expenses be billed in United States dollars.

Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 53 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  Wolverine has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Related Party Transactions

Texada Consulting Inc. (Texada), a company controlled by a major shareholder, provides consulting services to Wolverine.  Texada is paid a fee of $10,000 per month plus expenses and rent.

Wolverine’s president and sole director, Lee Costerd, is paid a consulting fee of $2,500 CDN per month, but is not a salaried employee.

During the three months ended August 31, 2008 related parties billed $37,407 in consulting fees and $2,963 in office rent.  In relation to these fees, Wolverine was indebted to Texada in the amount of $26,400 at August 31, 2008.  The amount due to Texada does not bear interest or have any fixed terms of repayment.

At August 31,2008, Wolverine had $78 in accounts payable to its president and sole director, Mr. Costerd; and $17,000 in advances payable to the major shareholder, Mr. Biggar.

Page - 23

Results of Operations

Our operating results for the three months ended August 31, 2008 and 2007 and the changes between those periods for the expenses are summarized in Table 1.

Table 1: Changes in Operating Expenses

			Increase
	Three months ended August 31,		(decrease)
	2008	2007
Operating Expenses:
Administration	$22,500	$23,903	$(1,403)
Advertising and promotion	-	1,786	(1,786)
Automobile	-	2	(2)
Bank charges and interest	97	188	(91)
Consulting fees	37,407	37,698	(291)
Exploration and development costs	-	13,847	(13,847)
Office	79	302	(223)
Professional fees	33,357	22,264	11,093
Regulatory	1,530	527	1,003
Rent	2,963	2,950	13
Telephone	2	359	(357)
Foreign exchange loss (gain)	-	1,369	(1,369)

Net loss for the period	$97,935	$105,195	$(7,260)

Revenue

We had no operating revenues since its inception on February 23, 2006, through to August 31, 2008.  Our activities have been financed from the proceeds of share subscriptions.

Net Loss

During the three months ended August 31, 2008, Wolverine had a net loss of $97,935 or $0.00 per share, which is a decrease of $7,260 from its net loss of $105,195 or $0.00 per share for the three months ended August 31, 2007.  The decrease in Wolverine’s loss was primarily due to a decrease in exploration and development costs.

Operating Expenses

Wolverine’s operating expenses decreased by $7,260 from $105,195 for the three months ended August 31, 2007, to $97,935 for the three months ended August 31, 2008.  The decrease was primarily due to the decrease in exploration of the Labrador Claims and less expensive administrative and advertising programs due to lack of additional debt or equity financings.  We incurred higher professional fees due to regulatory compliance.

Page - 24

Liquidity, Capital Resources and Financial Position

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  At August 31, 2008, Wolverine had a cash balance of $2,684 and negative cash flows from operations of $18,306 for the three months ended August 31, 2008.

For the three months ended August 31, 2008, Wolverine funded its operation through the common stocks issued or subscribed in the prior periods.  From its inception, on February 23, 2006 to August 31, 2008 Wolverine raised a total of $759,400 from private offerings of its common stock that was issued and subscribed.

The notes to Wolverine’s unaudited financial statements as of August 31, 2008, disclose its uncertain ability to continue as a going concern.  Wolverine has not and does not expect to generate any revenues to cover its expenses while it is in the exploration stage and as a result Wolverine has accumulated a deficit of $966,356 since inception.  As of August 31, 2008, Wolverine had $219,791 in current liabilities.  When its current liabilities are offset against its current assets of $7,288 Wolverine is left with a negative working capital of $212,503.  While Wolverine has successfully generated sufficient working capital through the sale of common stock to the date of this filing and management believes that Wolverine can continue to do so for the next year, there are no assurances that Wolverine will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended August 31, 2008, was $18,306.  This amount was made up of $97,935 to cover operating costs, an increase of $1,824 in accounts receivable and reduction of $700 in accrued liabilities.  These uses of cash were offset by increases of $31,711 in accounts payable, $11,204 in accrued professional fees mainly associated with S-1 preparation, and an increase in due to related parties of $35,590.

Net cash used in operating activities during the three months ended August 31, 2007, was $119,951.  We used $105,195 to cover our operating costs and paid $41,394 in amounts owned to the related parties.  These uses of cash were offset by increases of $4,984 in accounts payable and $20,080 in accrued professional fees.  We received $1,574 cash from refundable deposit on our mineral properties.

Net Cash Used in Investing Activities

We did not have any investing activities during the three months ended August 31, 2008 and August 31, 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended August 31, 2008.

During the three months ended August 31, 2007, we received $403,400 in cash on the issuance of 9,440,000 shares of our common stock and subscriptions to 4,890,000 shares of our common stock, this was offset by payment of $28,414 on the note to related party.

Page - 25

Off-balance sheet arrangements

Wolverine has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.  Wolverine does not have any non-consolidated, special-purpose entities.

Contingencies and Commitments

Wolverine had no contingencies at August 31, 2008.

Wolverine had the following long term commitments at August 31, 2008:

•
On January 31, 2007 Wolverine entered into a consulting agreement with Texada Consulting Inc.  The contract is for a period of three years and one month ending on February 28, 2010 (the “minimum term”).  Under the terms of the agreement Wolverine will pay Texada $10,000 per month plus expenses for consulting services.  If a major commercially viable mineral resource deposit is discovered, Wolverine will issue a bonus of 5% of the total common shares outstanding at the date bonus is paid.  If Wolverine does terminate the consulting agreement prior to the minimum term without cause, it will have to pay liquidated damages to Texada Consulting Inc.

•
On February 27, 2007 Wolverine entered into a vend-in agreement with Shenin Resources Inc.  Under the terms of the vend-in agreement Wolverine is required to perform minimum exploration work on the Labrador Claims.  In the first year of the agreement, ending March 1, 2008, Wolverine was required to spend CDN$150,000 (US$141,163) in mineral exploration on the Labrador Claims.  By March 1, 2009 an additional CDN$200,000 (US$188,218) must be spent and by March 1, 2010 another CDN$250,000 (US$235,272).  Any extra money spent on exploration in one year may be applied to the minimum payments due in following years.  As of August 31, 2008 Wolverine has spent CDN$222,020 (US$224,054) on exploration and development work on the Labrador Claims. This work has been registered with the government of Newfoundland and Labrador.

•
The government of Newfoundland and Labrador also requires minimum exploration work to be done on the Labrador Claims in order to keep the mineral lease agreements for the claims current.  Wolverine currently holds 522 claims covering 33,482 acres in central Labrador.  Minimum expenditures of $200 CDN per claim in the first year, $250 CDN per claim in the second year, $300 CDN per claim in the third year, $350 CDN per claim in the fourth year, $400 CDN per claim in the fifth year, $600 CDN per claim in each of the sixth through tenth years, $900 CDN per claim in each of the eleventh through fifteenth years and $1,200 CDN per claim in each of the sixteenth through twentieth years of the claim are required.  Exploration expenditures that are applicable to the vend-in agreement are also applicable to the mineral lease agreements with the government of Newfoundland and Labrador.  In order to maintain the property in good standing with the government of Newfoundland and Labrador over the next 19 years, Wolverine will be required to spend a total of $1,854,300 (CDN$1,970,380) in exploration and development of the properties, of which Wolverine has already spent $224,054 (CDN$222,020).

•
The government of Newfoundland and Labrador also requires a $25 CDN per claim renewal fee in year five of a claim, $50 CDN per claim renewal fee in year ten of the claim and a $100 CDN per claim renewal fee in year fifteen of a claim.  These fees are not covered by the mineral exploration expenditures incurred on the Labrador Claims and will have to be paid by Wolverine in the respective years.

At August 31, 2008, Wolverine had spent an additional $15,070 (CDN$15,000) on the Labrador Claims, which has not yet been registered and approved by the government of Newfoundland and Labrador.  If the government authorizes these payments as acceptable exploration expenditures then the total commitments under the vend-in agreement will decrease by $15,070.

Page - 26

Internal and External Sources of Liquidity

To date Wolverine has funded its operations from the sale of its common stock.

Foreign Exchange

Wolverine is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Management does not believe that Wolverine has any material risk due to foreign currency exchange.

Inflation

Management does not believe that inflation will have a material impact on Wolverine’s future operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Wolverine is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  Wolverine’s internal control over financial reporting is a process designed under the supervision of Wolverine’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Wolverine’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of August 31, 2008, Wolverine has not completed the Internal Control over Financial Reporting (“ICFR”) documentation and testing.  However, management believes that the ICFR is not effective.  Management assessed the effectiveness of Wolverine’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the COSO and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the possible inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of Wolverine’s internal control over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Wolverine’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Wolverine’s Chief Financial Officer in connection with the review of Wolverine’s financial statements as of August 31, 2008 and communicated the matters to management.

Page - 27

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on Wolverine’s financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Wolverine’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in Wolverine’s determination to its financial statements for the future years.

Wolverine is committed to improving its financial organization.  As part of this commitment, Wolverine will create a position when funds are available to Wolverine to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function:  i) Appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Wolverine resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Wolverine’s Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:  (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support Wolverine if personnel turn over issues within the department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Wolverine may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Wolverine’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Wolverine’s internal controls or, to Wolverine’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the quarter of the fiscal year covered by this report.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Wolverine is not a party to any pending legal proceedings and, to the best of Wolverine’s knowledge, none of Wolverine’s property or assets are the subject of any pending legal proceedings.

Item 1A.  Risk Factors.

Wolverine is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Wolverine did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Wolverine did not sell any unregistered equity securities, except as disclosed below regarding Wolverine’s public offering.

Page - 28

On October 9, 2008, the Securities and Exchange Commission declared Wolverine’s Form S-1 Registration Statement effective, file number 333-152343, permitting Wolverine to offer up to 15,000,000 units at $0.10 per unit.  There is no underwriter involved in this public offering.  To date, Wolverine has not sold any units in this offering and has not received any proceeds.  The offering period for the public offering will expire on April 7, 2009 unless it is completed or terminated prior to that date.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Wolverine.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Wolverine reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Wolverine’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-152343.

Exhibit	Description	Status
3.1	Articles of Incorporation of Wolverine Exploration Inc., filed as an Exhibit to Wolverine’s Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.	Filed
3.2	Bylaws of Wolverine Exploration Inc., filed as an Exhibit to Wolverine’s Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Wolverine Exploration Inc., filed as an Exhibit to Wolverine’s Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.	Filed
3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to Wolverine’s Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.	Filed
10.1
Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to Wolverine’s Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
Filed
10.2
Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to Wolverine’s Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
Filed
10.3
Additional Property Agreement dated May 17, 2007 among Wolverine, Shenin Resources Inc. and Richard Haderer, filed as an Exhibit to Wolverine’s Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
Filed
14	Code of Ethics, filed as an Exhibit to Wolverine’s Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 29

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Wolverine Exploration Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

WOLVERINE EXPLORATION INC.

Dated:                      December 22, 2008                                            By:                    /s/ Lee Costerd
Name:                     Lee Costerd
Title:                      Director, CEO, and CFO
(Principal Executive Officer
and Principal Financial Officer)

Page - 30

Exhibit 31

Page - 31

WOLVERINE EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Lee Costerd, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending August 31, 2008 of Wolverine Exploration Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  December 22, 2008

/s/ Lee Costerd
Lee Costerd
Chief Executive Officer

Page - 32

WOLVERINE EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Lee Costerd, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending August 31, 2008 of Wolverine Exploration Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  December 22, 2008

/s/ Lee Costerd
Lee Costerd
Chief Financial Officer

Page - 33

Exhibit 32

Page - 34

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wolverine Exploration Inc. (the “Company”) on Form 10-Q for the period ending August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lee Costerd, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lee Costerd
Lee Costerd
Chief Executive Officer

December 22, 2008

Page - 35

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wolverine Exploration Inc. (the “Company”) on Form 10-Q for the period ending August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lee Costerd, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lee Costerd
Lee Costerd
Chief Financial Officer

December 22, 2008

Page - 36