Form 10-Q
period 2008-11-30
Wolverine Exploration Inc.
filed 2009-01-16
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_____________________

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
[    ] Yes         [ X ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 14, 2008
common stock - $0.001 par value	68,630,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

NOVEMBER 30, 2008

Table of Contents:                                                              Index

Page - 2

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30, 2008	May 31, 2008
	(Unaudited)
ASSETS

Current assets:

Cash	$1,025	$18,990
Accounts receivable	-	6,428

Total current assets	1,025	25,418

Unproved mineral properties	348,221	348,221

Total assets	$349,246	$373,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$101,936	$84,023
Accrued liabilities	1,300	2,000
Accrued professional fees	67,645	48,075
Due to related parties	83,130	7,888

Total current liabilities	254,011	141,986

Commitments and contingencies

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 authorized; 68,630,000
issued, outstanding or subscribed at November 30 and May 31, 2008	68,630	68,630
Additional paid in capital	1,030,770	1,030,770
Deficit accumulated during the exploration stage	(1,012,332)	(868,421)
Accumulated other comprehensive income	8,167	674

Total stockholders' equity	95,235	231,653

Total liabilities and stockholders' equity	$349,246	$373,639

The accompanying notes are an integral part of these financial statements

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended		From February 23,
	November 30,	November 30,	November 30,	November 30,	2006 (Inception)
	2008	2007	2008	2007	to November 30, 2008

Operating expenses:

Administrative	$(15,020)	$22,784	$7,480	$46,688	$109,167
Advertising and promotion	-	2,856	-	4,642	7,394
Automobile	-	-	-	2	254
Bank charges and interest	42	145	139	333	1,340
Consulting fees	36,765	50,981	74,172	88,679	427,821
Exploration and development costs	-	191,312	-	205,159	239,424
Office	276	213	355	514	1,822
Professional fees	19,474	18,392	52,831	40,656	169,962
Regulatory	1,731	-	3,261	527	8,509
Rent	2,705	3,051	5,668	6,001	26,075
Telephone	3	1,535	5	1,894	5,427
Travel	-	86	-	86	4,668
Foreign exchange transaction loss	-	5,547	-	6,916	10,469

Net loss for the period	$(45,976)	$(296,902)	$(143,911)	$(402,097)	$(1,012,332)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	68,630,000	63,028,901	68,630,000	62,279,071

The accompanying notes are an integral part of these financial statements

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM FEBRUARY 23, 2006 (INCEPTION) TO NOVEMBER 30, 2008

							Deficit
	Common Stock Issued			Common Stock Subscribed			Accumulated	Accumulated
			Additional			Additional	During the	Other
	Number of		Paid-in	Number of		Paid-in	Exploration	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Capital	Stage	Income	Total

Balance at February 23, 2006 (Inception)	-	$ -	$ -	-	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash	4,000,000	4,000	-	-	-	-	-	-	4,000
Common stock subscribed	-	-	-	3,350,000	3,350	30,150	-	-	33,500
Net loss for the period	-	-	-	-	-	-	(19,727)	-	(19,727)

Balance at May 31, 2006	4,000,000	4,000	-	3,350,000	3,350	30,150	(19,727)	-	17,773

Common stock subscriptions refunded	-	-	-	(900,000)	(900)	(8,100)	-	-	(9,000)
Common stock issued from subscriptions	2,450,000	2,450	22,050	(2,450,000)	(2,450)	(22,050)	-	-	-
Common stock issued for cash	11,750,000	11,750	105,750	-	-	-	-	-	117,500
Common stock issued for purchase of interest in mineral properties	34,000,000	34,000	306,000	-	-	-	-	-	340,000
Common stock subscribed	-	-	-	100,000	100	900	-	-	1,000
Net loss for the year	-	-	-	-	-	-	(224,926)	-	(224,926)

Balance at May 31, 2007	52,200,000	52,200	433,800	100,000	100	900	(244,653)	-	242,347

Common stock issued for cash	15,330,000	15,330	488,070	-	-	-	-	-	503,400
Common stock subscriptions refunded	-	-	-	(100,000)	(100)	(900)	-	-	(1,000)
Net loss for the six months ended November 30, 2007	-	-	-	-	-	-	(402,098)	-	(402,098)

Balance at November 30, 2007	67,530,000	67,530	921,870	-	-	-	(646,751)	-	342,649

Common stock subscribed	-	-	-	1,100,000	1,100	108,900	-	-	110,000
									452,649

Net loss for the six months ended May 31, 2008	-	-	-	-	-	-	(221,670)	-	(221,670)
Foreign currency exchange gain	-	-	-	-	-	-	-	674	674
Comprehensive loss									(220,996)

Balance at May 31, 2008	67,530,000	67,530	921,870	1,100,000	1,100	108,900	(868,421)	674	231,653

Common stock issued from subscriptions	1,100,000	1,100	108,900	(1,100,000)	(1,100)	(108,900)	-	-	-
Net loss for the six months ended November 30, 2008	-	-	-	-	-	-	(143,911)	-	(143,911)
Foreign currency exchange gain	-	-	-	-	-	-	-	7,493	7,493
Comprehensive loss									(136,418)

Balance at November 30, 2008	68,630,000	$ 68,630	$ 1,030,770	-	$ -	$ -	$ (1,012,332)	$ 8,167	$ 95,235

The accompanying notes are an integral part of these financial statements

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From February 23,
	For the Six Months		2006 (Inception) to
	Ended November 30,		November 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(143,911)	$(402,097)	$(1,012,332)

Changes in operating assets and liabilities:
Accounts receivable	6,428	(15,138)	-
Prepaid expenses and deposit	-	1,574	26,100
Accounts payable	17,913	38,553	101,936
Accrued liabilities	(700)	-	1,300
Accrued professional fees	19,570	20,000	67,645
Accrued regulatory fees	-	2,000	-
Accrued exploration and development	-	3,000	-
Due to related parties	75,242	(86,717)	83,130

Net cash used in operating activities	(25,458)	(438,825)	(732,221)

Cash flows from investing activities:
Acquisition of unproved mineral properties	-	-	(321)

Net cash used in investing activities	-	-	(321)

Cash flows from financing activities:
Payment on note payable to related party	-	(28,414)	(34,000)
Cash paid on refund of common stock subscribed	-	(1,000)	(12,000)
Cash from common stock issued or subscribed	-	503,400	771,400

Net cash provided by financing activities	-	473,986	725,400

Effects of foreign currency exchange	7,493	-	8,167

Increase (decrease) in cash during the period	(17,965)	35,161	1,025

Cash, beginning of period	18,990	10,366	-

Cash, end of period	$1,025	$45,527	$1,025

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash investing and financing transactions:
Refundable deposits	$-	$-	$26,100
Acquisition of unproved mineral properties	$-	$-	$(347,900)
Note payable to related party	$-	$-	$(34,000)
Issuance of common stock	$-	$-	$340,000

The accompanying notes are an integral part of these financial statements

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Annual report on Form S-1 of Wolverine Exploration Inc. for the year ended May 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2008 included in the Company’s report on Form S-1.

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

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.

Accounts Receivable

At May 31, 2008 the Company had $6,428 in goods and services tax receivable from the Government of Canada. At November 30, 2008 the Company owed $184 in goods and services taxes to the Government of Canada.

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and accrued professional fees. The fair value of these financial instruments are at their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At November 30 and May 31, 2008, the Company had approximately $1,000 and $19,000, respectively in cash that was not insured. This cash is on deposit with a large chartered Canadian bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. At November 30 and May 31, 2008, the Company had $8,167 and $674 respectively, in accumulated other comprehensive income, from its foreign currency translation.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-lived Assets

At November 30 and May 31, 2008, the Company’s only long-lived assets were its mineral properties. Mineral properties whose costs are individually significant are assessed individually. Where it is not practicable to assess individually, such properties may be grouped for an assessment of impairment. Impairment of mineral properties is estimated based on primary lease terms, geologic data and average holding periods. The Company’s mineral properties are evaluated quarterly for the possibility of potential impairment. The Company has no other long-lived assets and has not recognized any impairment losses with respect to its mineral properties. See related disclosures under the caption “Mineral Property Costs.”

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

Asset Retirement Obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At November 30 and May 31, 2008, the Company did not have any asset retirement obligations.

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
NOVEMBER 30, 2008
(UNAUDITED)

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

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 will be effective for the Company on June 1, 2009. The Company does not have investments in other companies and, thus we do not expect the adoption of SFAS 160 to have an impact on our financial statements.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133). This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. SFAS 161 will be effective for the Company on June 1, 2009. We do not expect the adoption of SFAS 161 to have a significant impact on our financial statements.

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

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At November 30, 2008, the Company had a working capital deficit of $252,986 and had accumulated losses of $1,012,332 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following amounts were due to related parties at November 30 and May 31, 2008:

	November 30, 2008	May 31, 2008
Due to a director (a)	$3,138	$-

Consulting fees due to a company controlled by a major shareholder (b)	62,992	7,888

Due to a major shareholder (c)	17,000	-

Total due to related parties	$83,130	$7,888

(a)	During the six months ended November 30, 2008 and 2007, the Company paid or accrued $14,171 and $13,218 in consulting fees to its director.

(b)
During the six months ended November 30, 2008 and 2007, the Company paid or accrued $60,000 and $62,201 respectively, in consulting fees to company controlled by a major shareholder of the Company. The Company also paid or accrued $5,668 and $6,001 respectively in rent to this company.

(c)	During the six months ended November 30, 2008, the Company borrowed $17,000 from a major shareholder.

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

Under the terms of the vend-in agreement, the Company is committed to spend approximately $151,000 (CDN$150,000) on or before March 1, 2008 (spent), $161,700 (CDN$200,000) on or before March 1, 2009, and $202,000 (CDN$250,000) on or before March 1, 2010 with the provision that any excess amount spent in one year may be carried forward and applied towards fulfilment of the expenditure requirements of a later year.

(b)	On May 17, 2007, the Company purchased a 90% interest in one mineral license in central Labrador, Canada, comprised of 6 claims covering an area of 371 acres for cash of $321 (CDN$360).

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

NOTE 5 – UNPROVED MINERAL PROPERTIES, continued

Mineral Exploration Licenses

The mineral exploration licenses on the Company’s properties are for a term of five years commencing at various dates from August 18, 2006 to May 17, 2007. These licenses may be renewed every five years for up to a maximum of twenty years provided annual assessment work is completed and reported, and license renewal fees of $20 (CDN$25), $40 (CDN$50) and $81 (CDN$100) per claim are paid after five, ten and fifteen years, respectively. In order to maintain the property in good standing the Company is required to spend from $162 (CDN$200) per claim in the first year to $970 (CDN$1,200) per claim in the twentieth year. At November 30, 2008, all properties are in good standing.

At November 30, 2008, the Company had spent $239,124 (CDN$ 237,020) on exploration and development expenditures. These expenditures also qualify as exploration expenditures under the terms of the Company’s mineral exploration license and vend-in agreement. As of November 30, 2008, $224,055 (CDN$222,020) of its expenditures were qualified by the Government of Newfoundland and Labrador.

The Company’s mineral properties are evaluated quarterly for the possibility of potential impairment. At November 30, 2008, no impairment charges were recorded against our mineral properties.

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

WOLVERINE EXPLORATION INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

NOTE 6 - COMMON STOCK, continued

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

NOTE 7 – COMMITMENTS

Under the terms of the vend-in agreement and the mineral exploration licenses the Company is required to spend the following minimum amounts on exploration:

Future minimum payments	Vend-in Agreement
2009	$91,319
2010	202,069
2011	-
2012	-
2013	-
After 2013	-
Total future minimum payments	$293,388

Consulting Commitment

On January 31, 2007, the Company entered into a consulting agreement with a company controlled by a major shareholder. Under the terms of the contract the Company has agreed to pay $10,000 per month and issue a bonus of 5% of the common shares in the event of the discovery of a major commercially viable mineral resource deposit. The contract does not terminate until minimum term ending on February 28, 2010. Following which, the company and consultant may agree to extend the contract. At November 30, 2008, the Company has the following future obligations under this contract:

Future minimum payments
2009	$120,000
2010	30,000
2011	-
2012	-
2013	-
After 2013	-
Total future minimum payments	$150,000

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

Although management believes that the expectations, estimates and projections reflected in the forward-looking statements are based on reasonable assumptions when they are made, Wolverine can give no assurance that these expectations, estimates and projections can be achieved.  Management believes the forward-looking statements in this registration statement are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations.  Future events and actual results may differ materially from those discussed in the forward-looking statements.  Factors that could cause actual results to differ materially from Wolverine’s expectations include, but are not limited to:

•	fluctuating prices of mineral resources, including gold and copper,
•	the impact of weather conditions and alternative energy sources on Wolverine’s sales volumes,
•	changes in federal, state, and provincial laws and regulations to which Wolverine is subject, including tax, environmental, and employment laws and regulations,
•	conditions of the capital markets that Wolverine utilizes to access capital,
•	the ability to raise capital in a cost-effective way,
•	the effect of changes in accounting policies, if any,
•	the ability of Wolverine to manage its growth,
•	the ability to control costs,
•	Wolverine’s ability to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002,
•	Wolverine’s ability to obtain governmental and regulatory approval of various expansion or other projects,
•	changes in general economic conditions in the United States and in Canada and changes in the industries in which Wolverine conducts its business,
•	the costs and effects of legal and administrative claims and proceedings against Wolverine,

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

At November 30, 2008, Wolverine had approximately $1,000 in cash that was not insured.  Wolverine’s cash is on deposit with a major chartered Canadian bank.  As part of Wolverine’s cash management process, management performs periodic evaluations of the relative credit standing of this financial institution.  Wolverine has not suffered any losses of cash and management does not believe that Wolverine’s cash is exposed to any significant credit risk.

Page - 16

Revenue Recognition

Wolverine will record revenues from the sale of minerals when pervasive evidence of an arrangement exists, delivery to the customer has occurred, risk of ownership or title has transferred, and collectibility is reasonably assured.

Interest income is recognized at the end of each month.

Unproved Mineral Property Costs and Exploration and Development Costs

Wolverine has been in the exploration stage since inception on February 23, 2006 and has not yet realized any revenues from its operations.  Wolverine is primarily engaged in the acquisition and exploration of mineral exploration properties.  Wolverine expenses mineral property exploration costs as they are incurred.  Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (“EITF”) 04-02, whether Mineral Rights are Tangible or Intangible Assets.  Wolverine assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  During the six months ended November 30, 2008, Wolverine did not have any mineral property acquisition costs.

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

Exploration Plan

Wolverine’s plan of operation for the next 12 months is to complete the following five phase exploration program within the time periods specified, subject to Wolverine obtaining the additional funding necessary for the continued exploration of the Labrador Claims.  Currently, Wolverine does not have enough funds to complete Phase Four or its proposed exploration program in the spring-summer of 2009.  The following is a brief summary of Wolverine’s five phase exploration program.

1.
Phase One – This phase of Wolverine’s exploration program was completed in October 2007 at a cost of $7,012 (CDN$7,500).  Phase One consisted of prospecting, rock sampling, and assaying the rock samples.  As a result of the favorable results from this phase of the exploration program, management decided to proceed with Phase Two.

2.
Phase Two - This phase of Wolverine’s exploration program was completed in October 2007 at a cost of $187,915 (CDN$201,000).  Phase Two consisted of an airborne survey of the Labrador Claims.  As a result of the favorable results from this phase of the exploration program, management has decided to proceed with Phase Three

3.
Phase Three – This phase of Wolverine’s exploration program was completed in August 2008 at no cost to Wolverine.  Phase Three consisted of a ground review, which was completed by members of the Innu Development Limited Partnership.  As a result of favorable results from this phase of the exploration program, management has decided to proceed with Phase Four.

4.
Phase Four will consist of excavating, surface trenching and an induced polarization survey at a total estimated cost of approximately US$186,874 ($227,370 CDN).  The depth of any identified conductors should be estimated and the priority shallow conductors would be the subject of a surface trenching program.  Such a program could be initiated during spring of 2009.  If the results of Phase Four are favorable, Wolverine will plan and proceed with Phase Five of the proposed exploration program.

The trenches to be excavated will be located on six anomalous areas that were defined previously in Phase Two by the airborne survey.  The number and locations of trenches to be excavated will be defined by the geologist.  All trench locations will be located in close proximity to the Trans Labrador Highway (Route 500) near Cache River, 70 to 88 miles (110 to 140 kilometers) west of Goose Bay.

Excavation of the trenches will be done by an excavator.  Once the rock is exposed, a pressure washer will clean the surface and then the rocks will be examined and sampled by a geologist.  Sampling would ideally be a continuous linear “v” cut with a rock saw to get a composite sample.  A small, packsack type drill will also be available to get core samples at depth.

The exposed bedrock will also be mapped and photographed by the geologist.  Sampling of the linear cuts will be in meter length sections.  The Innu Development Limited Partnership will purchase a small packsack drill that will be utilized to get core samples at a depth of a few feet to get below any weathering and into the fresh rock.  Core samples sections will be as directed by the geologist.  All samples will be numbered and packaged and sent to a laboratory for analysis.  All samples will be tested for IPC 30 elements as well as gold and platinum group elements.  All of the samples will be scanned with a scintillometer for uranium content.  The equipment and personnel required to implement the work will be contracted out of Goose Bay, the nearest community to the project.

Government regulations stipulate that all exploration trenches be backfilled as soon as possible after examination.  This will be done prior to demobilization of the heavy equipment.

Page - 17

5.
Phase Five will consist of a drill program.  Deeper conductors could be the subject of a Phase Five summer 2009 drill program at a total estimated cost of $376,798 ($458,450 CDN).  Areas around the conductors could be excavated and mapped to determine the likely geologic setting of the target.

As at November  30, 2008, Wolverine had a cash balance of $1,025.  Wolverine will need to raise additional financing to fund Phase Four of the proposed exploration program to commence in spring 2009 and the Phase Five of the proposed exploration program to commence in the summer of 2009

Long-Lived Assets

Wolverine accounts for long-lived assets under SFAS Nos. 142 and 144, Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS 142 and 144, Wolverine reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Wolverine recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  Wolverine’s only long-lived assets are its unproven mineral interests in the Labrador Claims.  At November 30, 2008, Wolverine had no impairment losses with respect to its unproven mineral interests.

Asset Retirement Obligations

Wolverine will record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, or normal use of its long-lived assets.  Wolverine will record a corresponding asset and will amortize it over the life of the asset.  Wolverine will adjust the obligation at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).  At November 30, 2008 Wolverine had no asset retirement obligations.

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

Page - 18

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133). This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. SFAS 161 will be effective for the Company on June 1, 2009. We do not expect the adoption of SFAS 161 to have a significant impact on our financial statements.

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

Page - 19

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

Foreign Currency Translation

Wolverine’s functional and reporting currency is the United States dollar.  Wolverine determined that its functional currency is the United States dollar for the following reasons:

•	Wolverine’s current and future financings are and will be in United States dollars;
•	Wolverine maintains cash holdings primarily in United States dollars;
•	Any potential sales of minerals recovered from the Labrador Claims will be undertaken in United States dollars;
•	Wolverine’s administrative expenses are undertaken in United States dollars;
•	All of Wolverine’s cash flows are generated in United States dollars; and
•	Even though the Labrador Claims are located in Canada, and the exploration expenses are usually billed in Canadian dollars, Wolverine can request that these expenses be billed in United States dollars

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

During the six months ended November 30, 2008 related parties billed $74,171 in consulting fees and $5,668 in office rent.  In relation to these fees, Wolverine was indebted to Texada in the amount of $62,992 at November 30, 2008.  The amount due to Texada does not bear interest or have any fixed terms of repayment.

At November 30, 2008, Wolverine had $3,138 in accounts payable to its president and sole director, Mr. Costerd; and $17,000 in advances payable to a major shareholder, Mr. Biggar.

Page - 20

Results of Operations

Our operating results for the three and six months ended November 30, 2008 and 2007 and the changes between those periods for the expenses are summarized in Table 1.

 Table 1: Changes in Operating Expenses

			Increase (decrease) between the three months ended November 30, 2008 and 2007
	Three months ended November 30,			Six months ended November 30,		Increase (decrease) between the six months ended November 30, 2008 and 2007
	2008	2007		2008	2007

Operating Expenses:
Administration	$ (15,020)	$ 22,784	$ (37,804)	$ 7,480	$ 46,688	$ (39,208)
Advertising and promotion	-	2,856	(2,856)	-	4,642	(4,642)
Automobile	-	-	-	-	2	(2)
Bank charges and interest	42	145	(103)	139	333	(194)
Consulting fees	36,765	50,981	(14,216)	74,172	88,679	(14,507)
Exploration and development costs	-	191,312	(191,312)	-	205,159	(205,159)
Office	276	213	63	355	514	(159)
Professional fees	19,474	18,392	1,082	52,831	40,656	12,175
Regulatory	1,731	-	1,731	3,261	527	2,734
Rent	2,705	3,051	(346)	5,668	6,001	(333)
Telephone	3	1,535	(1,532)	5	1,894	(1,889)
Travel	-	86	(86)	-	86	(86)
Foreign exchange loss (gain)	-	5,547	(5,547)	-	6,916	(6,916)
Net loss for the period	$ 45,976	$ 296,902	$ (250,926)	$143,911	$ 402,097	$ (258,186)

Revenue

We had no operating revenues since its inception on February 23, 2006 through to November 30, 2008.  Our activities have been financed from the proceeds of share subscriptions.

Net Loss

 During the three months ended November 30, 2008, Wolverine had a net loss of $45,976 or $0.00 per share, which is a decrease of $250,926 from its net loss of $296,902 or $0.00 per share for the three months ended November 30, 2007.  The decrease in Wolverine’s loss was primarily due to approximate decreases of $191,300 in exploration and development costs, $37,800 in administrative expense, and $14,200 in consulting fees.

During the six months ended November 30, 2008, Wolverine had a net loss of $143,911 or $0.00 per share, which is a decrease of $258,186 from its net loss of $402,097 or $0.00 per share for the six months ended November 30, 2007.  The decrease in Wolverine’s loss was primarily due to approximate decreases of $205,200 in exploration and development costs, $39,200 in administrative expense and $14,500 in consulting fees.  These decreases were offset by an increase of approximately $12,200 in professional fees.

Operating Expenses

 Wolverine’s operating expenses decreased by $250,926 from $296,902 for the three months ended November 30, 2007, to $45,976 for the three months ended November 30, 2008.  The decrease was primarily due to the decrease in exploration of the Labrador Claims and less expensive administrative and advertising programs due to lack of additional debt or equity financings. We incurred higher professional fees due to regulatory compliance.

Page - 21

Wolverine’s operating expenses decreased by $258,186 from $402,097 for the six months ended November 30, 2007, to $143,911 for the six months ended November 30, 2008.  The decrease was primarily due to the decrease in exploration of the Labrador Claims and less expensive administrative and advertising programs. We incurred higher professional fees due to regulatory compliance.

Liquidity, Capital Resources and Financial Position

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At November 30, 2008, Wolverine had a cash balance of $1,025 and negative cash flows from operations of $25,458 for the six months ended November 30, 2008.

For the six months ended November 30, 2008, Wolverine funded its operation through the common stocks issued or subscribed in the prior periods.  From its inception, on February 23, 2006 to November 30, 2008 Wolverine raised a total of $759,400 from private offerings of its common stock that was issued and subscribed.

The notes to Wolverine’s unaudited financial statements as of November 30, 2008, disclose its uncertain ability to continue as a going concern.  Wolverine has not and does not expect to generate any revenues to cover its expenses while it is in the exploration stage and as a result Wolverine has accumulated a deficit of $1,012,332 since inception.  As of November 30, 2008, Wolverine had $254,011 in current liabilities.  When its current liabilities are offset against its current assets of $1,025 Wolverine is left with a negative working capital of $252,986.  While Wolverine has successfully generated sufficient working capital through the sale of common stock to the date of this filing and management believes that Wolverine can continue to do so for the next year, there are no assurances that Wolverine will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Used In Operating Activities

 Net cash used in operating activities during the six months ended November 30, 2008, was $25,458.  This amount was made up of $143,911 to cover operating costs and a reduction of $700 in accrued liabilities. These uses of cash were offset by a decrease of $6,428 in accounts receivable and increases of $17,913 in accounts payable, $19,570 in accrued professional fees mainly associated with S-1 preparation, and an increase in due to related parties of $75,242.

Net cash used in operating activities during the six months ended November 30, 2007, was $438,825.  We used $402,097 to cover our operating costs, our accounts receivable increased by $15,138 and we paid $86,717 in amounts owed to the related parties. These uses of cash were offset by increases of $38,553 in accounts payable, $20,000 in accrued professional fees, 2,000 in accrued regulatory fees, and $3,000 in accrued exploration and development. We received $1,574 cash from refundable deposit on our mineral properties.

Net Cash Used in Investing Activities

We did not have any investing activities during the six months ended November 30, 2008 and November 30, 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the six months ended November 30, 2008.

During the six months ended November 30, 2007, we received $503,400 in cash on the issuance of 15,330,000 shares of our common stock, this was offset by payment of $28,414 on the note to related party and a refund of $1,000 to a subscriber of our common stock.

Off-balance sheet arrangements

Wolverine has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.  Wolverine does not have any non-consolidated, special-purpose entities.

Contingencies and Commitments

Wolverine had no contingencies at November 30, 2008.

Wolverine had the following long term commitments at November 30, 2008:

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

•
On February 27, 2007 Wolverine entered into a vend-in agreement with Shenin Resources Inc.  Under the terms of the vend-in agreement Wolverine is required to perform minimum exploration work on the Labrador Claims.   In the first year of the agreement, ending March 1, 2008, Wolverine was required to spend $150,000 CDN ($151,000 US) in mineral exploration on the Labrador Claims.  By March 1, 2009 an additional $200,000 CDN ($161,700 US) must be spent and by March 1, 2010 another $250,000 CDN ($202,000 US).  Any extra money spent on exploration in one year may be applied to the minimum payments due in following years.  As of November 30, 2008 Wolverine has spent $222,020 CDN ($224,054 US) on exploration and development work on the Labrador Claims. This work has been registered with the government of Newfoundland and Labrador.

Page - 22

•
The government of Newfoundland and Labrador also requires minimum exploration work to be done on the Labrador Claims in order to keep the mineral lease agreements for the claims current.  Wolverine currently holds 522 claims covering 33,482 acres in central Labrador.  Minimum expenditures of $200 CDN per claim in the first year, $250 CDN per claim in the second year, $300 CDN per claim in the third year, $350 CDN per claim in the fourth year, $400 CDN per claim in the fifth year, $600 CDN per claim in each of the sixth through tenth years, $900 CDN per claim in each of the eleventh through fifteenth years and $1,200 CDN per claim in each of the sixteenth through twentieth years of the claim are required.  Exploration expenditures that are applicable to the vend-in agreement are also applicable to the mineral lease agreements with the government of Newfoundland and Labrador. In order to maintain the property in good standing with the government of Newfoundland and Labrador over the next 20 years, Wolverine will be required to spend a total of $6,138,943 ($7,830,000 CDN) in exploration and development of the properties, of which Wolverine has already spent $224,054 ($222,020 CDN).

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

At November 30, 2008, Wolverine had spent an additional $15,070 (CDN$15,000) on the Labrador Claims, which has not yet been registered and approved by the government of Newfoundland and Labrador.  If the government authorizes these payments as acceptable exploration expenditures then the total commitments under the vend-in agreement will decrease by $15,070.

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

Page - 23

As of November 30, 2008, Wolverine has not completed the Internal Control over Financial Reporting (“ICFR”) documentation and testing.  However, management believes that the ICFR is not effective.  Management assessed the effectiveness of Wolverine’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the COSO and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the possible inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of Wolverine’s internal control over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Wolverine’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by Wolverine’s Chief Financial Officer in connection with the review of Wolverine’s financial statements as of November 30, 2008 and communicated the matters to management.

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

Page - 24

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

Page - 25

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

WOLVERINE EXPLORATION INC.

Dated:                      January 14, 2009                                                                           By:/s/ Lee Costerd
Name:                      Lee Costerd
Title:                      Director, CEO, and CFO
(Principal Executive Officer
and Principal Financial Officer)

Page - 26

Exhibit 31

Page - 27

WOLVERINE EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Lee Costerd, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2008 of Wolverine Exploration Inc.;

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

Date:  January 14, 2009

/s/ Lee Costerd
Lee Costerd
Chief Executive Officer

Page - 28

WOLVERINE EXPLORATION INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Lee Costerd, certify that:

1.   I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2008 of Wolverine Exploration Inc.;

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

Date:  January 14, 2009

/s/ Lee Costerd
Lee Costerd
Chief Financial Officer

Page - 29

Exhibit 32

Page - 30

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wolverine Exploration Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lee Costerd, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lee Costerd
Lee Costerd
Chief Executive Officer

January 14, 2009

Page - 31

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wolverine Exploration Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lee Costerd, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lee Costerd
Lee Costerd
Chief Financial Officer

January 14, 2009

Page - 32