Form 10-Q
period 2009-02-28
Wolverine Exploration Inc.
filed 2009-08-14
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission File Number 333-152343

WOLVERINE EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

McLean Road, Quesnel, British Columbia, Canada	V2J 6V5
(Address of principal executive offices)	(Zip Code)

250.992.6972
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.

[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 68,630,000 common  shares issued and outstanding as of August 10, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 28, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Wolverine Exploration Inc.
(An Exploration Stage Company)

February 28, 2009

(unaudited)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2009	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	749	18,990
Amounts receivable	1,752	6,428
Prepaid expenses	100	–
Total Current Assets	2,601	25,418
Mineral properties (Note 3)	348,221	348,221
Total Assets	350,822	373,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	200,079	91,911
Accrued liabilities	61,080	50,075
Loans payable (Note 4)	36,000	–
Due to related party (Note 5)	7,296	–
Total Liabilities	304,455	141,986
Nature of Operations and Continuance of Business (Note 1)
Commitments (Notes 3 and 7)
Subsequent Events (Note 8)
Stockholders’ Equity
Common stock, 200,000,000 shares authorized, $0.001 par value
68,630,000 and 67,530,000 shares issued and outstanding, respectively	68,630	67,530
Additional paid-in capital	1,030,770	921,870
Common stock subscribed (Note 6)	–	110,000
Deficit accumulated during the exploration stage	(1,053,033)	(868,421)
Accumulated other comprehensive income	–	674
Total Stockholders’ Equity	46,367	231,653
Total Liabilities and Stockholders’ Equity	350,822	373,639

(The accompanying notes are an integral part of these financial statements)

F-1

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated
					from
					February 23,
	Three months	Three months	Nine months	Nine months	2006 (date of
	ended	ended	ended	ended	inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Foreign exchange loss (gain)	(9,894)	889	(9,894)	7,805	575
General and administrative	45,426	103,507	189,337	293,529	807,865
Mineral exploration costs	5,169	12,310	5,169	217,469	244,593

Total Expenses	40,701	116,706	184,612	518,803	1,053,033

Net Loss	(40,701)	(116,706)	(184,612)	(518,803)	(1,053,033)

Net Loss Per Share, Basic and
Diluted	–	–	–	–

Weighted Average Shares
Outstanding	68,630,000	67,530,000	68,529,000	63,967,000

(The accompanying notes are an integral part of these financial statements)

F-2

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine months	Nine months	February 23, 2006
	ended	ended	(date of inception) to
	February 28,	February 28,	February 28,
	2009	2008	2009
	$	$	$

Operating Activities

Net loss	(184,612)	(518,803)	(1,053,033)

Changes in operating assets and liabilities:

Amounts receivable	4,676	(17,144)	(1,752)
Prepaid expenses and deposits	(100)	27,674	26,000
Accounts payable	108,168	84,264	215,079
Accrued liabilities	11,005	26,671	61,080
Due to related parties	7,296	(98,069)	7,296

Net Cash Used In Operating Activities	(38,567)	(495,407)	(745,330)

Investing Activities

Acquisition of mineral properties	–	–	(321)

Net Cash Used In Investing Activities	–	–	(321)

Financing Activities

Proceeds from loans payable	36,000	–	21,000
Repayment of note payable to related party	–	(28,414)	(34,000)
Refund of common stock subscribed	–	(1,000)	(12,000)
Proceeds from common stock issued or
subscribed	–	533,400	771,400

Net Cash Provided by Financing Activities	36,000	503,986	746,400

Effects of foreign currency exchange	(674)	–	–

Increase (Decrease) in Cash	(18,241)	8,579	749

Cash - Beginning of Period	18,990	10,366	–

Cash - End of Period	749	18,945	749

Non-cash Investing and Financing Activities

Note payable to related party pursuant to mineral
property vend-in agreement	–	–	34,000
Refundable staking security deposits received
pursuant to mineral property vend-in
agreement	–	–	26,100
Shares issued pursuant to mineral property
vend-in agreement	–	–	(340,000)

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

F-3

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in U.S. Dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 23, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has a working capital deficiency of $301,854 and has accumulated losses of $1,053,033 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recovery of mineral property costs and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

e)	Mineral Property Costs

The Company has been in the exploration stage since its inception on February 23, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations

f)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

g)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

j)	Financial Instruments and Fair Value Measures

SFAS No. 157, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

l)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

m)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is to be applied to interim and annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective on November 13, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.	Mineral Properties

a)

On February 27, 2007, the Company entered into a vend-in agreement whereby they agreed to acquire a 90% interest in four mineral licenses in central Labrador, Canada, comprised of 516 mineral claims covering an area of 33,111 acres. On February 28, 2007 the Company issued a $34,000 promissory note and 34,000,000 in common shares with a fair value of $340,000 to acquire this 90% interest. The purchase price included a total of $26,100 in refundable staking security deposits. These deposits were refunded to the Company in February 2008.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2009
(Expressed in U.S. Dollars)
(unaudited)

3.	Mineral Properties (continued)

Under the terms of the vend-in agreement, the Company is committed to incurring mineral exploration expenditures of approximately $151,000 (Cdn$150,000) on or before March 1, 2008 (spent), $157,200 (Cdn$200,000) on or before March 1, 2009, and $196,500 (Cdn$250,000) on or before March 1, 2010 with the provision that any excess amount spent in one year may be carried forward and applied towards fulfilment of the expenditure requirements of a later year. As at February 28, 2009, the Company has spent $244,593 (Cdn$242,989) on exploration expenditures. These expenditures also qualify as exploration expenditures under the terms of the Company’s mineral exploration licenses.

b)	On May 17, 2007, the Company purchased a 90% interest in one mineral license in central Labrador, Canada, comprised of 6 claims covering an area of 371 acres for $321 (Cdn$360).

c)

The mineral exploration licenses on the Company’s properties are for a term of five years commencing at various dates from August 18, 2006 to May 17, 2007. These licenses may be renewed every five years for up to a maximum of twenty years provided annual assessment work is completed and reported, and license renewal fees of $20 (Cdn$25), $39 (Cdn$50) and $79 (Cdn$100) per claim are paid after five, ten and fifteen years, respectively. In order to maintain the property in good standing the Company is required to spend from $157 (Cdn$200) per claim in the first year to $943 (Cdn$1,200) per claim in the twentieth year.

4.	Loans Payable

	a)	As at February 28, 2009, the Company owes $21,000 (May 31, 2008 - $nil) for cash advances received which are non- interest bearing, unsecured and due on demand.

	b)	As at February 28, 2009, the Company owes $15,000 (May 31, 2008 – $nil) for a cash advance received which is non- interest bearing, unsecured and due on demand.

5.	Related Party Transactions

As at February 28, 2009, the Company owes $7,296 (Cdn$9,283) (May 31, 2008 - $nil) to the President of the Company which is non-interest bearing, unsecured and due on demand.

6.	Common Stock

Between February and May 2008, 1,100,000 common shares at $0.10 per share for proceeds of $110,000 were subscribed for. The shares were issued in June 2008.

7.	Commitment

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month and issue a bonus of 5% of the common shares in the event of the discovery of a major commercially viable mineral resource deposit. The contract does not terminate until minimum term ending on February 28, 2010.

8.	Subsequent Events

Subsequent to quarter end, the Company issued 1,500,000 shares at $0.03 per share for proceeds of $45,000. From these proceeds, the Company repaid the $15,000 loan payable as disclosed in Note 4b.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Wolverine" mean Wolverine Exploration Inc., unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006.

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc., a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a deemed price of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we are required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time. To date, we have incurred expenditures of $244,593 (Cdn $242,989) pursuant to the terms of the vend-in agreement.

On May 17, 2007, we acquired six mineral claims from Richard Haderer for $321 which are contiguous to the Shenin Claims.

Our Current Business

We are an exploration stage company engaged in the business of acquisition and exploration of base and precious metal mineral properties. Our current exploration is focused on the Shenin Claims and the Haderer Claims, mineral properties located in Labrador, Canada. We have not yet determined whether the Labrador Claims contain mineral reserves that are economically recoverable.

For the nine month period ended February 28, 2009, we incurred $5,169 in exploration costs.

Cash Requirements

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

Over the next twelve months we intend to use any funds that we may have available to fund our operations and conduct exploration on our Shenin and Haderer Claims. We expect to review other potential exploration projects from time to time as they are presented to us.

Not accounting for our working capital deficit of $301,854, we require additional funds of approximately $496,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $749 and a working capital deficit in the amount of $301,854 as of February 28, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Exploration Plan

Our plan of operation for the next 12 months is to complete the following five phase exploration program within the time periods specified, subject to our company obtaining the additional funding necessary for the continued exploration of the Labrador Claims. Currently, our company does not have enough funds to complete Phase Four of our proposed exploration program in the summer-fall of 2009. The following is a brief summary of our five phase exploration program.

1.

Phase One – This phase of our company’s exploration program was completed in October 2007 at a cost of $7,012 (CDN$7,500). Phase one consisted of prospecting, rock sampling, and assaying the rock samples. As a result of the favorable results from this phase of the exploration program, management decided to proceed with phase two.

2.

Phase Two - This phase of our company’s exploration program was completed in October 2007 at a cost of $187,915 (CDN$201,000). Phase two consisted of an airborne survey of the Labrador Claims. As a result of the favorable results from this phase of the exploration program, management decided to proceed with phase three.

3.

Phase Three – This phase of our company exploration program consisted of a preliminary ground review completed in August 2008 by the project geologist, Ed Montague and a member of the Innu Development Limited Partnership. A second year assessment report was completed and filed with the Department of Natural Resources of the Province of Newfoundland and Labrador. As a result of favorable results from this phase of the exploration program, management has decided to proceed with phase four.

4.

Phase Four – This phase of our company’s exploration program will consist of prospecting, sampling, excavating and trenching as outlined below at a total estimated cost of approximately $146,000 (Cdn $166,000).

5.

Phase Five- Subject to positive results in phase four this phase of our company’s exploration program will consist of an IP survey (Induced Polarization Survey) over anomalies identified in the phase two airborne survey to determine drill locations for a fall 2009 drill program at a total estimated cost of $350,000 (Cdn $400,000).

The project consists of a detailed prospecting and sampling program to be carried out on our mineral licenses during the summer of 2009. Should the results of this prospecting program be encouraging there would be time for the excavating, trenching and drilling to be done later this year.

Access to the area would be by the Trans Labrador Highway with personnel working out of Goose Bay and would consist of a geologist and four experienced prospectors. The geologist would require room and board in Goose Bay while the prospectors would be recruited in the local area.

Under supervision of the geologist, the prospectors would work in 2 man teams and cover selected areas each day to avoid excessive overlap as traverses would be controlled by GPS. Particular attention will be focused on anomalous areas that were identified by the airborne survey completed in 2007. Each prospector would be equipped with a scientillometer as some areas are known to contain U308, however gold and base metals would remain the principal targets at present. As no ground disturbance such as test pits or trenching is contemplated, no government permits would be required for this prospecting program.

The project also consists of excavating several trenches located on 6 anomalous areas that were defined previously by airborne geophysics. The number and locations of trenches will be defined by the geologist. All trench locations will be located in close proximity to the Trans Labrador Highway (Route 500) near Cache River, 110 to 140 kilometers west of Goose Bay.

Excavation of the trenches will be done by an excavator. Once the rock is exposed, a pressure washer will clean the surface and then examined and sampled by a geologist. Sampling would ideally be a continuous linear “v” cut with a rock saw to get a composite sample. A small, packsack type drill will also be available to get core samples at depth.

The exposed bedrock will be mapped and photographed by the geologist. Sampling of the linear cuts will be in meter length sections. IDLP is purchasing a small packsack drill that will be utilized to get core samples at a depth of a few feet to get below any weathering and into the fresh rock. Core samples sections will be as directed by the geologist. All samples will be numbered and packaged and sent to a laboratory for analysis. All samples will be tested for IPC 30 elements as well as gold and PGEs. All of the samples will be scanned with a scintillometer for uranium content.

The equipment and personnel required to implement the work will be contracted out of Goose Bay, the nearest community to the project.

Government regulations stipulate that all exploration trenches be backfilled as soon as possible after examination. This will be done prior to demobilization of the heavy equipment.

As at February 28, 2009, we had a cash balance of $749. We will need to raise additional financing to fund phase four of the proposed exploration program to commence in summer 2009 and subject to positive results in phase four additional financing for phase five of the proposed exploration program to commence in the fall of 2009.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Purchase of Significant Equipment

We do intend to purchase mineral ore processing equipment over the twelve months ending February 28, 2010.

Corporate Offices

We do not own any real property. Our principal business offices are located at 4055 McLean Road, Quesnel, British Columbia Canada V2J 6V5. Our office space is currently provided by a relative of a director of our company at a cost of Cdn$25 per month. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Employees

Currently our only employees are our directors, officers, office administrator and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Mineral Property Costs

Our company has been in the exploration stage since inception on February 23, 2006 and have not yet realized any revenues from its operations. We are primarily engaged in the acquisition and exploration of mineral exploration properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (“EITF”) 04-02, whether Mineral Rights are Tangible or Intangible Assets. Our company assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Results of Operations

Three Months Ended February 28, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2009 which are included herein.

Three month Summary ending February 28, 2009 and 2008

		Three Months Ended
		February 28
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$40,701		$116,706
Net Loss		$(40,701)		$(116,706)

Expenses

Our operating expenses for the three month periods ended February 28, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	February 28
	2009	2008
Foreign exchange loss (gain)	$(9,894)	$889
General and administrative	$45,426	$130,507
Mineral exploration costs	$5,169	$12,310

Operating expenses for the three months ended February 29, 2009 decreased by 65% as compared to the comparative period in 2008 primarily due to the lack of funds available which can be attributed to the current economic conditions.

Nine month Summary ending February 28, 2009 and 2008

		Nine Months Ended
		February 28
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$184,612		$518,803
Net Loss		$(184,612)		$(518,803)

Expenses

Our operating expenses for the nine month periods ended February 28, 2009 and 2008 are outlined in the table below:

	Nine Months Ended
	February 28
	2009	2008
Foreign exchange loss (gain)	$(9,894)	$7,805
General and administrative	$189,337	$293,529
Mineral exploration costs	$5,169	$217,469

Operating expenses for the nine months ended February 29, 2009 decreased by 64% as compared to the comparative period in 2008 primarily due to the lack of funds available which can be attributed to the current economic conditions.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	February 28,	May 31,
	2009	2008
Current assets	$2,601	$25,418
Current liabilities	304,455	141,986
Working capital deficit	$(301,854)	$(116,568)

Cash Flows

	Nine Months Ended
	February 28,	February 28,
	2009	2008
Net Cash Used in Operating Activities	$(38,567)	$(495,407)
Net Cash Used in investing activities	Nil	Nil
Net Cash Provided by Financing Activities	36,000	503,986
Net increase (decrease) in cash during period	$(18,241)	$8,579

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2009, was $38,567 compared to $495,407 during the nine months ended February 28, 2008.

Investing Activities

We did not have any investing activities during the nine months ended February 28, 2009 and February 29, 2008.

Financing Activities

During the nine months ended February 28, 2009, we received a $21,000 loan.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-

authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is to be applied to interim and annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement did not have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective on November 13, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section

411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on our company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

As of February 28, 2009, Wolverine has not completed the Internal Control over Financial Reporting (“ICFR”) documentation and testing. However, management believes that the ICFR is not effective. Management assessed the effectiveness of Wolverine’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the COSO and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the possible inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of Wolverine’s internal control over financial reporting that adversely affected its internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Wolverine’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Wolverine’s Chief Financial Officer in connection with the review of Wolverine’s financial statements as of February 28, 2009 and communicated the matters to management.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

If we do not obtain additional financing, the business plan will fail.

Our current operating funds are insufficient to complete the next phases of its proposed exploration program on its Labrador mineral claims. We will need to obtain additional financing in order to complete its business plan and its proposed exploration program. Our business plan calls for significant expenses in connection with the exploration of the Labrador Claims. We have not made arrangements to secure any additional financing.

Our failure to make required expenditures could cause us to lose title to the mineral claim.

Under the terms of the vend-in agreement with Shenin Resources Inc., we are required to incur the following expenditures on the claims (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. As a result of our completion of Phase One and Phase Two of the proposed exploration program, we have met our March 1, 2008 expenditure requirements and our March 1, 2009 expenditure requirements . However, there is no assurance that we can fulfill the other expenditure requirements and may lose title to the Labrador Claims.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We recently begun the initial stages of exploration of the Labrador Claims, and thus has no way to evaluate the likelihood whether our company will be able to operate our business successfully. Our Company was incorporated on February 23, 2006 and to date we have been involved primarily in organizational activities, obtaining financing and preliminary exploration of the Labrador Claims. We have not earned any revenues and we have never achieved profitability as of the date of this quarterly report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that our company plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that its business will prove successful, and we can provide no assurance to investors that our company will generate any operating revenues or ever achieve profitable operations. If our company is unsuccessful in addressing these risks its business will likely fail and you will lose your entire investment in this offering.

Because our company has only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

Our company has never earned any revenue and our company has never been profitable. Prior to completing exploration on the Labrador Claims, we may incur increased operating expenses without realizing any revenues from the Labrador Claims, this could cause our company to fail and you will lose your entire investment in this offering.

If we do not find a joint venture partner for the continued development of its mineral claims, we may not be able to advance exploration work.

If the results of the exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of the Labrador Claims. Our company would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost. In addition, if our company entered into a joint venture agreement, our company would likely assign a percentage of our interest in the Labrador Claims to the joint venture partner. If our company is unable to enter into a joint venture agreement with a partner, our company may fail and you may lose your entire investment in this offering.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially viable deposits will be found and the business of Wolverine will fail.

Exploration for base and precious metals is a speculative venture involving substantial risk. We can provide investors with no assurance that the Labrador Claims contain commercially viable mineral deposits. The exploration program that our company will conduct on the Labrador Claims may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in base and precious metal exploration and often result in unsuccessful exploration efforts. In such a case, we may be unable to complete its business plan and you could lose your entire investment in this offering.

Because of the inherent dangers involved in base and precious metal exploration, there is a risk that our company may incur liability or damages as we conducts our business.

The search for base and precious metals involves numerous hazards. As a result, our company may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. Our company currently has no such insurance nor do we expect to get such insurance in the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed Wolverine’s asset value and cause our company to liquidate all of its assets resulting in the loss of your entire investment in this offering.

Because access to our company’s mineral claims is often restricted by inclement weather, we will be delayed in exploration and any future mining efforts.

Access to the Labrador mineral claims is restricted to the period between May and November of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our company’s inability to meet deadlines for exploration expenditures as defined by the Province of Newfoundland and Labrador or by the vend-in agreement with Shenin Resources Inc. This could cause the business venture to fail and the loss of your entire investment in this offering unless our company can meet the deadlines.

As our company undertakes exploration of the Labrador Claims, we will be subject to compliance with government regulation that may increase the anticipated time and cost of its exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. Our company will be subject to the mining laws and regulations as contained in the Mineral Act of the Province of Newfoundland and Labrador as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our company’s planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent our company from carrying out our exploration program.

Because market factors in the mining business are out of our control, our company may not be able to market any minerals that may be found.

The mining industry, in general, is intensely competitive and we can provide no assurance to investors even if minerals are discovered that a ready market will exist from the sale of any base or precious metals found. Numerous factors beyond our control may affect the marketability of base or precious metals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our company not receiving an adequate return on invested capital and you may lose your entire investment in this offering.

Because our company holds a significant portion of its cash reserves in United States dollars, we may experience weakened purchasing power in Canadian dollar terms.

Our company holds a significant portion of its cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains or losses in Canadian dollar terms. If there was to be a significant decline in the United States dollar versus the Canadian Dollar, our US dollar purchasing power in Canadian dollars would also significantly decline. Our company has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

Our auditors have expressed substantial doubt about our company’s ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the financial statements, our company was incorporated on February 23, 2006, and does not have a history of earnings, and as a result, our company’s auditor have expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine Exploration Inc. filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine Exploration Inc., filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.3	Certificate of Amendment of Wolverine Exploration Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(10)	Material Contracts

10.1

Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

Exhibit
Number	Description

10.2

Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3

Additional Property Agreement dated May 17, 2007 among Wolverine, Shenin Resources Inc. and Richard Haderer, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: August 14, 2009	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)