Form 10-K
period 2009-05-31
Wolverine Exploration Inc.
filed 2009-10-09
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [     ]

Commission file number 333-152343

WOLVERINE EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4055 McLean Road, Quesnel, British Columbia, Canada	V2J 6V5
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	250.992.6972

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The value of Common Stock held by non-affiliates of the Registrant on September 29, 2009 was $1,163,400, based on a deemed price of $0.03 per share.. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

68,630,000 shares of common stock issued & outstanding as of September 29, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.           Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Wolverine Exploration Inc., a Nevada corporation, unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006.

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc., a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we are required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time. As of the date of this annual report, we have made the first payment of $250,000 and have paid $92,989 towards the second payment due March 1, 2009.

To date, we have incurred expenditures of $244,593 (Cdn $242,989) pursuant to the terms of the vend-in agreement.

On August 27, 2009 we signed an amending agreement with Shenin Resources Inc. which waives all of the remaining work commitments required under the vend-in agreement subject to us incurring sufficient exploration expenditures on the claims to keep them in good standing with the Province of Newfoundland and Labrador.

On May 17, 2007, we acquired six mineral claims from Richard Haderer for $321 which are contiguous to the Shenin Claims.

On August 15, 2007, we registered our company as an extra-provincially registered company in the Province of Newfoundland and Labrador for the purpose of being able to register the Shenin Claims and the Haderer Claims in the name of our company and for the purpose of being able to conduct our business in the Province of Newfoundland and Labrador.

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

Shenin Claims and Haderer Claims, Located in Labrador, Canada

Location and Means of Access to the Claims

The Shenin Claims and the Haderer Claims (collectively, the “Labrador Claims”) are located about 120 kilometres (75 miles) west of Goose Bay, Labrador, a small town of 9,000 people on the Atlantic Coast of northern Canada. It takes approximately one and a half to two hours to drive to the Labrador Claims from Goose Bay.

The Labrador Claims lie within NTS map sheets 13E/01 and 13F/04 and extends approximately from 53o 11’ 08’’ N latitude and 62o 11’ 56’’ W longitude to 53o 06’ 34’’ N latitude and 61o 57’ 02’’ W longitude.

Goose Bay features an international airport. From there, the Labrador Claims can be accessed directly from the Trans-Labrador Highway. The Labrador Claims are easily accessible by the Trans-Labrador Highway, which runs through the central portion of the Labrador Claims. The Trans-Labrador Highway is a well maintained Provincial Highway with a gravel surface. There are no gas stations between Goose Bay and Churchill Falls, the next major community located 290 kilometres (180 miles) to the west of Goose Bay and 160 kilometres (105 miles) to the west of the Labrador Claims.

Access to the Labrador Claims is possible for most of the year given the proximity to Goose Bay and the fact that the highway is well maintained. Airborne geophysical surveys are best performed either in late winter (March-April) or during the summer (June-August). Ground geophysical surveys should be scheduled to avoid freeze-up (November-December) and breakup (late April to early June). Ground geological surveys are best conducted with no snow cover (mid June to mid November).

Figure 1. The Claims are located approximately 120 kilometers (75 miles) west of Goose Bay, Labrador.

Description of Labrador Claims

The Labrador Claims are unencumbered and in good standing and there are no third party conditions which affect the Labrador Claims other than conditions defined by the Province of Newfoundland and Labrador described below. The Labrador Claims together make up an aggregate area of 33,482 acres. We have no insurance covering the Labrador Claims. Management believes that no insurance is necessary since the Labrador Claims are unimproved and contain no buildings or improvements. The Labrador Claims cover an area with approximate dimensions of 20 kilometers east-west (12.5 miles) and 10 kilometers north-south (6.25 miles).

The Labrador Claims consist of a total of 522 mineral claims covering five separate licenses as described in Table 1 below. A layout of the Labrador Claims is shown in Figure 2 below.

Table 1. Summary of the Claims.
Number	# of Claims	NTS	Area	Good to Date
			(acres)
013472M	6	13F/04	371	17-05-2012
012427M	20	13E/01	1,235	18-08-2011
012425M	82	13E/01	5,065	18-08-2011
013039M	254	13E/01 & 13F/04	16,927	05-02-2012
013187M	160	13E/01 & 13F/04	9,884	14-03-2012

Figure 2. The Claims extend for a distance of approximately 20 kilometers (12.5 miles) along the Trans-Labrador Highway.

There is no assurance that a commercially viable mineral deposit exists on the Labrador Claims. Further exploration will be required before an evaluation as to the economic feasibility of the Labrador Claims is determined. Our consulting geophysicist has written a report and provided us with recommendations of how we should explore the Labrador Claims. Until management can validate otherwise, the Labrador Claims are without known reserves. Management is planning a five phase exploration program as recommended by its consulting geophysicist. We have completed the first three phases of the exploration program on the Labrador Claims.

Conditions to Retain Title to the Labrador Claims

The Labrador Claims have varying expiry dates. In order to maintain the Labrador Claims in good standing it will be necessary for us to coordinate an agent to perform and record valid exploration work with value of CDN$200 per claim in anniversary year 1, CDN$250 per claim in anniversary year 2, CDN$300 per claim in anniversary year 3, CDN$350 per claim in anniversary year 4, CDN$400 per claim in anniversary year 5, CDN$600 per claim in anniversary years six to ten inclusive, CDN$900 per claim in anniversary years 11 to 15 inclusive and CDN$1,200 per claim in anniversary years 16 to 20 inclusive. Failure to perform and record valid exploration work on the anniversary dates will result in forfeiture of title to the Labrador Claims.

History of Labrador and the Labrador Claims

According to the report prepared by our consulting geophysicist, the geologic setting is based on information available from the Geological Survey of Canada (DNR Open File 013F/0055) and the Government of Newfoundland and Labrador (Open File 013F/0061). The regional geology as described by both Government Reports contains very little detail because the Trans-Labrador Highway was under construction during much of the mapping initiative, opening in 1992.

Also, the area has seen only limited geologic mapping on a regional scale, in part due to the remoteness of the area and the timing of the Federal and Provincial mapping initiatives that preceded construction of the Trans-Labrador Highway. The mapped geology within the area is part of a regional 1:500,000 compilation undertaken by the Newfoundland and Labrador Provincial Government during the early 1990’s. The survey area is located outside of the area of detailed mapping, in which case geologic mapping has been taken from previous publications, most notably a Federal Government regional mapping program from 1990-1994. During the period 1990 to 1994 the area was regionally mapped by the Geological Survey of Canada and by the Mines and Energy Branch of the Newfoundland and Labrador Government. Geologic mapping was performed on a very regional scale, due in part to the remoteness of the area (away from the Trans-Labrador Highway) and the lack of outcrop. In summary there is very little geological mapping within the survey area and there has never been a detailed mapping program.

In 2002 the Labrador Claims were visited by Roderick Mercer on behalf of Tundra Properties. Mr. Mercer spent several days reviewing mineral showings along the Trans-Labrador Highway in an attempt to rediscover a mineralized sub-crop that had been exposed during road construction but later buried. The sub-crop was described as a gabbro containing pyrite, chalcopyrite and bornite mineralization. One sample returned 2% Cu and 0.5 g/t Au. Prospecting by Mr. Mercer did not find any similar mineralized showings in the area but did uncover several other showings along the Trans-Labrador Highway that returned significant values for copper when assayed.

During the period October 15, 2004 and October 19, 2004 the Labrador Claims were revisited by Mr. Mercer on behalf of Tundra Properties. During this re-visit to the Labrador Claims, a trench was blasted to establish the extent of copper mineralization that had returned high assay values (3.3% Cu) during the 2002 program. Trenches were located in outcrop approximately 100 meters from the roadside mineralization. The trench area was grubbed off using an excavator. Holes were drilled to a maximum 4 meters below surface and were loaded with explosives and blasted. In total three separate areas were excavated and blasted. The trenches were inspected and sampled with assays returning up to 0.42% Cu. It could not be determined whether the area sampled was linked to the mineralization exposed along the roadside.

Mr. Mercer concluded that the trenching program had failed to prove an extension to the roadside mineralization. It is also apparent, from reviewing Mr. Mercer’s Prospecting Report, that the lack of outcrop made it difficult to advance the prospect through a trenching program.

Present Condition of the Labrador Claims

The mineralization found to date on the Labrador Claims consists primarily of copper and gold mineralization in sulphide with associated pyrite (a non-economic sulphide mineral). There are also a number of malachite veins (and malachite stained outcrops).

The country rocks have been identified as meta-sedimentary gneiss. Locally gabbros and diorites have been identified by surface prospecting.

Based on the mineralization and the known geologic rock types, there appear to be three possible deposit types that could host mineralization within the Labrador Claims; 1) porphyry copper-gold in sulphide, 2) volcanogenic (Cu-Pb-Zn) massive sulphide, or 3) magmatic nickel-copper sulphide.

Copper-gold (Cu-Au) deposits occur within sedimentary rocks when a stock intrudes into the sediments and heats up the ground water. The heated fluids pick up copper and other metals as they percolate through fractures opened up within the sediments. Mineralization is mostly disseminated, but significant veins of chalcopyrite, rich in gold, are also present. The presence of chalcopyrite in meta-sediment and malchite staining are excellent indicators for a copper-gold system.

VMS deposits are commonly formed by deposition of hot metals into seawater from volcanic vents on the seafloor. The main metals include copper, zinc, lead, gold and silver. Within the Labrador Claims there are no mapped volcanic rocks, although the known mineralization has been found within gabbro and diorite.

Magmatic nickel-copper sulphide deposits are hosted in mafic to ultramafic rocks such as gabbro, norite, and troctolite. Other rock types commonly associated with these host rocks are diorites and anorthosites. Within the Labrador Claims chalcopyrite mineralization was identified in a gabbro and separately associated with a diorite dyke.

The Labrador Claims are almost completely covered by overburden and tree cover. Rock outcrops are best observed along the highway where they have been uncovered.

The climate within the area is typically northern with short hot summers and long cold winters. Winter temperatures can range from -15o C to -35o C and occasionally fall to below -42o C.

There is no equipment, infrastructure or electricity currently on the Labrador Claims.

There have been no previous airborne surveys in this area that are within 35 kilometers (22 miles) of the Labrador Claims. The area would have been covered as part of the Federal Government regional airborne magnetic survey, but this survey would not have the sufficient resolution to identify magnetic units less than 1 kilometer in size and could not detect any conductive mineralization.

Geology of the Labrador Claims

Geologically the area is mapped as early to late Proterozoic meta-sediments that have been metamorphosed to gneisses. Major gabbroic and anorthositic intrusives have intruded the gneisses several kilometers to the east and local gabbros and diorites occur throughout the area along with several quartz veins. Large tourmaline crystals have also been identified on the Labrador Claims. The area has little outcrop and is covered by overburden, generally sand and gravel. Spruces trees are abundant but are not very tall.

Limited prospecting and surface trenching in 2002 and again in 2004 failed to define a source of the copper mineralization, although additional sub-crop samples were identified containing some copper and gold values. The presence of several copper showings and malachite staining in the limited outcrop suggests that a mineralizing event of copper and gold has intruded into the meta-sedimentary rocks. The nature of the mineralization is likely to be copper veins and disseminations with associated gold. It is also possible that magmatic nickel and copper mineralization could be present with associated platinum group elements within gabbros.

Competition

The mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in the area and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

Compliance with Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in Canada and the United States, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in Canada and the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Employees

Currently our only employees are our directors, officers, office administrator and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

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

Our current operating funds are insufficient to complete the next phases of our proposed exploration program on our Labrador mineral claims. We will need to obtain additional financing in order to complete our business plan and our proposed exploration program. Our business plan calls for significant expenses in connection with the exploration of the Labrador Claims. We have not made arrangements to secure any additional financing.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We recently begun the initial stages of exploration of the Labrador Claims, and thus has no way to evaluate the likelihood whether our company will be able to operate our business successfully. Our Company was incorporated on February 23, 2006 and to date we have been involved primarily in organizational activities, obtaining financing and preliminary exploration of the Labrador Claims. We have not earned any revenues and we have never achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that our company plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that its business will prove successful, and we can provide no assurance to investors that our company will generate any operating revenues or ever achieve profitable operations. If our company is unsuccessful in addressing these risks its business will likely fail and you will lose your entire investment in this offering.

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

If we do not find a joint venture partner for the continued development of our mineral claims, we may not be able to advance exploration work.

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

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially viable deposits will be found and our business will fail.

Exploration for base and precious metals is a speculative venture involving substantial risk. We can provide investors with no assurance that the Labrador Claims contain commercially viable mineral deposits. The exploration program that our company will conduct on the Labrador Claims may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in base and precious metal exploration and often result in unsuccessful exploration efforts. In such a case, we may be unable to complete our business plan and you could lose your entire investment.

Because of the inherent dangers involved in base and precious metal exploration, there is a risk that our company may incur liability or damages as we conducts our business.

The search for base and precious metals involves numerous hazards. As a result, our company may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. Our company currently has no such insurance nor do we expect to get such insurance in the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause our company to liquidate all of our assets resulting in the loss of your entire investment.

Because access to our company’s mineral claims is often restricted by inclement weather, we will be delayed in exploration and any future mining efforts.

Access to the Labrador mineral claims is restricted to the period between May and November of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our company’s inability to meet deadlines for exploration expenditures as defined by the Province of Newfoundland and Labrador or by the vend-in agreement with Shenin Resources Inc. This could cause the business venture to fail and the loss of your entire investment unless our company can meet the deadlines.

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

The mining industry, in general, is intensely competitive and we can provide no assurance to investors even if minerals are discovered that a ready market will exist from the sale of any base or precious metals found. Numerous factors beyond our control may affect the marketability of base or precious metals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our company not receiving an adequate return on invested capital and you may lose your entire investment.

Because our company holds a significant portion of our cash reserves in United States dollars, we may experience weakened purchasing power in Canadian dollar terms.

Our company holds a significant portion of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains or losses in Canadian dollar terms. If there was to be a significant decline in the United States dollar versus the Canadian Dollar, our US dollar purchasing power in Canadian dollars would also significantly decline. Our company has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

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

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not list on any exchange or quotation system. We have identified a market maker who has filed a Form 211 for us. At the present time, none of our security holders are able to sell their shares other than through private transactions. Selling shares privately might result in our selling security holders not receiving the price per share that they might have obtained if the shares were quoted on the OTCBB. This will occur as follows:

  The market maker has filed a Form 211 for us with FINRA which will hopefully lead to us obtaining a quotation on the OTCBB; and
  We will have to be current in our financial statements to be quoted on the OTCBB and hence we will be responsible for filing Forms 10-K and 10-Q on a periodic basis as required.

We have identified a market maker and have commenced the process of being quoted on the OTCBB. The length of time this will take is unknown to us but we estimate approximately two to four weeks. There is the distinct possibility that our company will never be quoted on the OTCBB.

Item 1B.         Unresolved Staff Comments

None.

Item 2.           Properties

We do not own any real property. Our principal business offices are located at 4055 McLean Road, Quesnel, British Columbia Canada V2J 6V5. Our office space is currently provided by a relative of a director of our company at a cost of Cdn$25 per month. We believe that our current lease arrangements provide adequate space for our foreseeable future needs. In addition, Cdn $1,000 per month is paid to Texada Consulting Inc. for an administrative office located in Richmond, BC. Texada Consulting Inc. is controlled by a major shareholder of the Company.

Item 3.           Legal Proceedings

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

Item 4.           Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended May 31, 2009.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

There is presently no public market for our common stock. We have identified a market maker and have commenced the process of being quoted on the OTCBB. However, we can provide no assurance that our shares will be traded on the OTCBB or, if traded, that a public market will materialize.

Stockholders of Our Common Shares

As of the date of this annual report, we have 132 registered shareholders.

Stock Option Grants

To date, we have not granted any stock options.

Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any stock option or equity compensation plans or arrangements.

Transfer Agent

Our common shares are issued in registered form. Empire Stock Transfer, Inc. (Telephone: (702) 818-5898; Facsimile: (702) 974-1444 is the registrar and transfer agent for our common shares.

On September 29, 2009, the list of stockholders for our shares of common stock showed 132 registered stockholders and 68,630,000 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2009.

Recent Sales of Unregistered Securities

On June 25, 2008, Wolverine issued an aggregate of 1,100,000 shares of common stock to eight (8) non-affiliate non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and three (3) non-affiliate U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933, at a price of $0.10 per share for aggregate cash proceeds of $110,000.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2009.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2009 and May 31, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Not accounting for our working capital deficit of $352,421 as of May 31, 2009, we require additional funds of approximately $496,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $673 and a working capital deficit in the amount of $352,421 as of May 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Exploration Plan

Our plan of operation for the next 12 months is to complete the following five phase exploration program within the time periods specified, subject to our company obtaining the additional funding necessary for the continued exploration of the Labrador Claims. Currently, our company does not have enough funds to complete Phase Four of our proposed exploration program in the fall of 2009. The following is a brief summary of our five phase exploration program.

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

5.

Phase Five- Subject to positive results in phase four this phase of our company’s exploration program will consist of an IP survey (Induced Polarization Survey) over anomalies identified in the phase two airborne survey to determine drill locations for a drill program at a total estimated cost of $350,000 (Cdn $400,000).

The project consists of a detailed prospecting and sampling program to be carried out on our mineral licenses during the fall of 2009. Access to the area would be by the Trans Labrador Highway with personnel working out of Goose Bay and would consist of a geologist and four experienced prospectors. Under supervision of the geologist, the prospectors would work in 2 man teams and cover selected areas each day to avoid excessive overlap as traverses would be controlled by GPS. Particular attention will be focused on anomalous areas that were identified by the airborne survey completed in 2007. Each prospector would be equipped with a scientillometer as some areas are known to contain uranium, however gold and base metals would remain the principal targets at present. As no ground disturbance such as test pits or trenching is contemplated, no government permits would be required for this prospecting program.

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

As at May 31, 2009, we had a cash balance of $673. We will need to raise additional financing to fund phase four of the proposed exploration program to commence in fall 2009 and subject to positive results in phase four additional financing for phase five of the proposed exploration program to commence in 2010.

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

Purchase of Significant Equipment

We do intend to purchase mineral ore processing equipment over the twelve months ending May 31, 2010.

Results of Operations for the Years Ended May 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2009 and 2008.

Our operating results for the years ended May 31, 2009 and 2008 are summarized as follows:

	Year Ended
	May 31
	2009	2008
Revenue	$-	$-
Operating Expenses	$(583,400)	$(623,768)
Net Loss	$(583,400)	$(623,768)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended May 31, 2009 and May 31, 2008 are outlined in the table below:

	Year Ended
	May 31
	2009	2008
Foreign exchange loss (gain)	$(1,571)	$7,805
General and administrative	$231,581	$392,435
Mineral exploration costs	$5,169	$223,528
Write-down of mineral property costs	$348,221	$-

The decrease in operating expenses comprised of general and administrative expenses and mineral exploration costs, for the year ended May 31, 2009, compared to the same period in fiscal 2008, was mainly due to a lack of funds available which can be attributed to the current economic conditions. The Company also wrote-off all of its mineral property costs which had been incurred since inception due to the uncertainty of establishing proven and probable reserves.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	May 31,
	2009	2008

Current assets	$3,862	$25,418
Current liabilities	356,283	141,986
Working capital (deficit)	$(352,421)	$(116,568)

Cash Flows

	Year Ended
	May 31
	2009	2008
Net Cash Used in Operating Activities	$(56,643)	$(576,036)
Net Cash Used in investing activities	-	-
Net Cash Provided by Financing Activities	36,000	583,986
Net increase (decrease) in cash during period	$(18,317)	$8,624

Operating Activities

Net cash used in operating activities during the year ended May 31, 2009, was $53,643 compared to $576,036 during the year ended May 31, 2008.

Investing Activities

We did not have any investing activities during the years ended May 31, 2009 and May 31, 2008.

Financing Activities

During the year ended May 31, 2009, we received a $36,000 loan. During the year ended May 31, 2008, we received net proceeds of $612,400 from share subscriptions and repaid $28,414 to a related party.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Mineral Property Costs

Our company has been in the exploration stage since its inception on February 23, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. Our company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

Our company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

NEW ACCOUNTING PRONOUNCEMENTS

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Wolverine Exploration Inc.

(An Exploration Stage Company)

May 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wolverine Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Wolverine Exploration Inc. (An Exploration Stage Company) as of May 31, 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and accumulated from June 1, 2008 to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2009, and the results of its operations and its cash flows for the year then ended and accumulated from June 1, 2008 to May 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Wolverine Exploration Inc.

We have audited the accompanying balance sheet of Wolverine Exploration Inc. (an exploration stage company) as of May 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from inception (February 23, 2006) through May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Exploration Inc. as of May 31, 2008, and the results of its operations and its cash flows for the year then ended and for the period from inception (February 23, 2006) through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California
September 5, 2008

Wolverine Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2009	2008
	$	$

ASSETS

Current Assets

Cash	673	18,990
Amounts receivable	3,189	6,428

Total Current Assets	3,862	25,418

Mineral property costs (Note 3)	–	348,221

Total Assets	3,862	373,639

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	246,513	91,911
Accrued liabilities	58,855	50,075
Loans payable (Note 4)	36,000	–
Due to related party (Note 5)	14,915	–

Total Liabilities	356,283	141,986

Nature of Operations and Continuance of Business (Note 1)
Commitments (Notes 3 and 7)
Subsequent Events(Note 9)

Stockholders’ Equity (Deficit)

Common stock, 200,000,000 shares authorized, $0.001 par value
68,630,000 and 67,530,000 shares issued and outstanding, respectively	68,630	67,530

Additional paid-in capital	1,030,770	921,870

Common stock subscribed (Note 6)	–	110,000

Deficit accumulated during the exploration stage	(1,451,821)	(868,421)

Accumulated other comprehensive income	–	674

Total Stockholders’ Equity (Deficit)	(352,421)	231,653

Total Liabilities and Stockholders’ Equity (Deficit)	3,862	373,639

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
			February 23, 2006
	Year ended	Year ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2009	2008	2009
	$		$$4

Revenue	–	–	–

Expenses

Foreign exchange loss (gain)	(1,571)	7,805	8,898
General and administrative	231,581	392,435	850,109
Mineral exploration costs	5,169	223,528	244,593
Write-down of mineral property costs	348,221	–	348,221

Total Expenses	583,400	623,768	(1,451,821)

Net Loss	(583,400)	(623,768)	(1,451,821)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	68,554,658	65,086,639

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 23, 2006 (Date of Inception) to May 31, 2009
(Expressed in U.S. dollars)

					Deficit
					Accumulated	Accumulated
			Additional	Common	During the	Other
			Paid-in	Stock	Exploration	Comprehensive
	Shares	Amount	Capital	Subscribed	Stage	Income	Total
	#	$	$	$	$	$	$
Balance, February 23, 2006
(Date of Inception)	–	–	–	–	–	–	–
Common stock issued for
cash	4,000,000	4,000	–	–	–	–	4,000
Common stock subscribed	–	–	–	33,500	–	–	33,500
Net loss for the period	–	–	–	–	(19,727)	–	(19,727)
Balance, May 31, 2006	4,000,000	4,000	–	33,500	(19,727)	–	17,773
Common stock
subscriptions refunds	–	–	–	(9,000)	–	–	(9,000)
Common stock issued from
subscriptions	2,450,000	2,450	22,050	(24,500)	–	–	–
Common stock issued for
cash	11,750,000	11,750	105,750	–	–	–	117,500
Common stock issued for
purchase of interest in
mineral properties	34,000,000	34,000	306,000	–	–	–	340,000
Common stock subscribed	–	–	–	1,000	–	–	1,000
Net loss for the year	–	–	–	–	(224,926)	–	(224,926)
Balance, May 31, 2007	52,200,000	52,200	433,800	1,000	(244,653)	–	242,347
Common stock
subscriptions refunds	–	–	–	(1,000)	–	–	(1,000)
Common stock issued for
cash	15,330,000	15,330	488,070	–	–	–	503,400
Common stock subscribed	–	–	–	110,000	–	–	110,000
							854,747
Net loss for the year	–	–	–	–	(623,768)	–	(623,768)
Foreign currency exchange			–
gain	–	–		–	–	674	674
Comprehensive loss	–	–	–	–	–	–	(623,094)
Balance, May 31, 2008	67,530,000	67,530	921,870	110,000	(868,421)	674	231,653
Common stock issued	1,100,000	1,100	108,900	(110,000)	–	–	–
Net loss for the year	–	–	–	–	(583,400)	–	(583,400)
Foreign currency exchange			–
loss	–	–		–	–	(674)	(674)
Comprehensive loss							(582,726))
Balance, May 31, 2009	68,630,000	68,630	1,030,770	–	(1,451,821)	–	(352,421)

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
			February 23, 2006
	Year ended	Year ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2009	2008	2009
	$	$	$

Operating Activities

Net loss	(583,400)	(623,768)	(1,451,821)

Adjustments to reconcile net loss to net cash used in operating activities:

Write-down of mineral properties	348,221	–	348,221

Changes in operating assets and liabilities

Amounts receivable	3,239	(6,428)	(3,189)
Prepaid expenses and deposits	–	27,674	26,100
Accounts payable	154,602	66,600	238,625
Accrued liabilities	8,780	50,075	58,855
Due to related parties	14,915	(90,189)	22,803

Net Cash Used In Operating Activities	(53,643)	(576,036)	(760,406)

Investing Activities

Acquisition of mineral properties	–	–	(321)
Net Cash Used In Investing Activities	–	–	(321)

Financing Activities

Proceeds from loans payable	36,000	–	36,000
Repayment of note payable to related party	–	(28,414)	(34,000)
Proceeds from common stock issued or subscribed	–	613,400	771,400
Repayment of common stock subscribed	–	(1,000)	(12,000)
Net Cash Provided by Financing Activities	36,000	583,986	761,400
Effects of exchange rate changes on cash	(674)	674	–
Increase (Decrease) in Cash	(18,317)	8,624	673
Cash - Beginning of Period	18,990	10,366	–
Cash - End of Period	673	18,990	673
Non-cash Investing and Financing Activities

Note payable to related party pursuant to mineral property vend-
in agreement	–	–	34,000
Refundable staking security deposits received pursuant to
mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 23, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2009, the Company has a working capital deficiency of $352,421 and has accumulated losses of $1,451,821 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to funding our working capital deficit, we require additional funds of $496,000 to proceed with our plan of operation over the next twelve months. Management is currently seeking additional financing through the sale of equity and from borrowings from private lenders to cover its operating expenditures. There can be no certainty that these sources will provide the additional funds required for the next twelve months.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

	b)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Mineral Property Costs

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

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

e)	Long-lived Assets

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

f)	Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

On June 1, 2007, the Company adopted the provision of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of the FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires the Company recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from a change in accounting principle is recorded as an adjustment to the opening deficit balance. As of May 31, 2008 and 2007, the Company did not have any amounts recorded pertaining to uncertain tax positions. The adoption of FIN No. 48 did not impact the Company’s tax provision or the amounts recorded in the financial statements.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2007 to 2009. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended May 31, 2009 and 2008, there were no charges for interest or penalties.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

h)	Foreign Currency Translation

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

i)	Financial Instruments and Fair Value Measures

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, loans payable, and amount due to related party. Pursuant to SFAS No. 157, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

j)	Stock-based Compensation

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

k)	Earnings (Loss) Per Share

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

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

l)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and 2008, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

m)	Recent Accounting Pronouncements

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

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

m)	Recent Accounting Pronouncements (continued)

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

n)	Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

3.	Mineral Properties

a)

On February 27, 2007, the Company entered into a vend-in agreement whereby they agreed to acquire a 90% interest in four mineral licenses in central Labrador, Canada, comprised of 516 mineral claims covering an area of 33,111 acres. On February 28, 2007 the Company issued a $34,000 promissory note and 34,000,000 in common shares with a fair value of $340,000 to acquire this 90% interest. The purchase price included a total of $26,100 in refundable staking security deposits. These deposits were refunded to the Company in February 2008. As at May 31, 2009, the Company wrote off the mineral property acquisition costs of $348,000 due to the uncertainty of establishing proven and probable reserves.

Under the terms of the vend-in agreement, the Company is committed to incurring mineral exploration expenditures of approximately $151,000 (Cdn$150,000) on or before March 1, 2008 (spent), $157,200 (Cdn$171,615) on or before March 1, 2009, and $196,500 (Cdn$214,519) on or before March 1, 2010 with the provision that any excess amount spent in one year may be carried forward and applied towards fulfilment of the expenditure requirements of a later year. As at May 31, 2009, the Company has spent $244,593 (Cdn$267,022) on exploration expenditures. These expenditures also qualify as exploration expenditures under the terms of the Company’s mineral exploration licenses. Refer to Note 9(b).

b)

On May 17, 2007, the Company purchased a 90% interest in one mineral license in central Labrador, Canada, comprised of 6 claims covering an area of 371 acres for $321 (Cdn$360). As at May 31, 2009, the Company wrote off the mineral property acquisition costs of $321 due to the uncertainty of establishing proven and probable reserves.

c)

The mineral exploration licenses on the Company’s properties are for a term of five years commencing at various dates from August 18, 2006 to May 17, 2007. These licenses may be renewed every five years for up to a maximum of twenty years provided annual assessment work is completed and reported, and license renewal fees of $20 (Cdn$22), $39 (Cdn$43) and $79 (Cdn$86) per claim are paid after five, ten and fifteen years, respectively. In order to maintain the property in good standing the Company is required to spend from $157 (Cdn$171) per claim in the first year to $943 (Cdn$1,029) per claim in the twentieth year.

4.	Loans Payable

	a)	As at May 31, 2009, the Company owes $21,000 (2008 - $nil) for cash advances received which are non-interest bearing, unsecured and due on demand.

	b)	As at May 31, 2009, the Company owes $15,000 (2008 – $nil) for a cash advance received which is non-interest bearing, unsecured and due on demand. Refer to Note 9.

5.	Related Party Transactions

As at May 31, 2009, the Company owes $14,915 (Cdn$16,283) (2008 - $nil) to the President of the Company which is non- interest bearing, unsecured and due on demand.

6.	Common Stock

	a)	Between February and May 2008, 1,100,000 common shares at $0.10 per share for proceeds of $110,000 were subscribed for. The shares were issued in June 2008.

	b)	On November 2, 2007, the Company repaid share subscriptions of $1,000 which were received in March 2007.

	c)	On October 5, 2007, the Company issued 1,000,000 common shares at $0.10 per share for proceeds of $100,000.

	d)	On September 8, 2007, the Company issued 2,890,000 common shares at $0.10 per share for proceeds of $289,000.

	e)	On September 7, 2007, the Company issued 2,000,000 common shares at $0.10 per share for proceeds of $20,000.

	f)	On July 31, 2007, the Company issued 2,550,000 common shares at $0.01 per share for proceeds of $25,500.

	g)	On June 30, 2007, the Company issued 6,890,000 common shares at $0.01 per share for proceeds of $68,900.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

7.	Commitment

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month and issue a bonus of 5% of the common shares in the event of the discovery of a major commercially viable mineral resource deposit. The contract does not terminate until minimum term ending on February 28, 2010.

8.	Income Taxes

The Company has net operating losses carried forward of $859,007 available to offset taxable income in future years which expires beginning in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009	2008
	$	$

Income tax recovery at statutory rate	(198,356)	(212,081)

Valuation allowance change	198,356	212,065

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2009 and 2008, are as follows:

	2009	2008
	$	$

Mineral property costs	201,557	81,404
Net operating losses carried forward	292,062	213,859

Gross deferred income tax assets	493,619	295,263

Valuation allowance	(493,619)	(295,263)

Net deferred income tax asset	–	–

9.	Subsequent Events

a)

Subsequent to year end, the Company received stock subscriptions of $45,000. The Company is to issue 1,500,000 shares at $0.03 per share. The proceeds were used for working capital purposes and to repay the $15,000 loan payable as disclosed in Note 4(b).

b)

On August 27, 2009, the vend-in agreement described in Note 3(a) was amended in that the optionor has agreed to waive the remaining required work commitments on the mineral properties subject to the Company incurring sufficient exploration expenditures on the properties to keep them in good standing with the local government.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended with Mendoza Berger & Company, LLP.

Item 9A (T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosures.

As at May 31, 2009, the end of the year covered by this annual report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no changes in our internal control over financial reporting during the year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Material Weaknesses Identified

Based on our management’s evaluation required by paragraph (d) of Rule 13a-15 and of Rule 15d-15 of the Exchange Act, certain significant deficiencies in internal control became evident to management that our management believes represent material weaknesses, including:

(1)

lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	inadequate segregation of duties consistent with control objectives;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

(4)	ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in our detriment to our financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position when funds are available to us to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function: i) appointing one or more outside directors to our board of directors who will also be appointed to the audit committee of our company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our board of directors. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues we may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.          Other Information

None

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Lee Costerd	President, Chief Executive Officer, Chief	56	February 23, 2006
	Financial Officer and Director

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Lee Costerd

Mr. Costerd has acted as Wolverine’s sole Director and Officer since its inception on February 23, 2006. Mr. Costerd has been involved in the mining industry for the past 20 years. Mr. Costerd was the mine manager for a placer mining operation in British Columbia and a supervisor at a hard rock mining operation also in British Columbia.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.            any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.            any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.            being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.            being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange

Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee; our entire board of directors performs the function of an audit committee. Our board of directors has determined that it does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our registration statement on Form S-1 filed on July 15, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Item 11.          Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2009 and 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Lee Costerd Chief Executive Officer, Chief Financial Officer and Director)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	27,145(1) 28,222(2)	27,145 28,222

(1)	Consulting fees of $27,145 have been paid and/or accrued to Mr. Costerd.

(2)	Mr. Costerd received an aggregate of $28, 222 in management fees.

Stock Options/SAR Grants

During the period from inception (February 23, 2006) to May 31, 2009, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2009 or May 31, 2008 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended May 31, 2009.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2009.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 29, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lee Costerd 4055 McLean Road Quesnel, British Columbia	4,000,000	5.8%
Directors and Officers as a Group	4,000,000	5.8%
Ralph Biggar 2015 Fraserview Drive Vancouver, BC V5P 2N2	5,000,000	7.3%
Art Den Duyf 7194 Nancy Green Drive Whistler, BC V0N 1B0	5,375,000	7.8%
Deirdre Lynch #119-1363 Clyde Ave West Vancouver, BC V7T 2W9	5,250,000	7.6%
Prote Poker 35 Katshinak Street P.O. Box 57 Natuashish, NL A0P 1A0	5,000,000	7.3%
Thian Yew Ng 4462 Cambie Street Vancouver, BC V6B 2Z6	5,225,000	7.6%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 29, 2009. As of September29, 2009, there were 68,630,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoter of our company is our sole directors and officer.

Director Independence

We currently act with one director, consisting of Mr. Lee Costerd. We have determined that we do not have a director that qualifies as an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.          Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2009 and for fiscal year ended May 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	2009 ($)	2008 ($)
Audit Fees	$10,000(1) CDN$8,400(2)	$22,007
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,000 CDN$8,400	$22,007

(1)	Paid to Mendoza Berger & Company LLP.

(2)	Paid to Saturna Group Chartered Accountants LLP.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.          Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

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

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: October 8, 2009	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)