Form 10-Q
period 2009-08-31
Wolverine Exploration Inc.
filed 2009-10-15
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

[ X ] YES [ ] NO

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

[ ] YES [ X ] NO

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
68,630,000 common shares issued and outstanding as of October 14, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Wolverine Exploration Inc.
(An Exploration Stage Company)

August 31, 2009

Wolverine Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2009	2009
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	–	673
Amounts receivable	5,328	3,189
Prepaid expenses	3,447	–
Total Assets	8,775	3,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank indebtedness	671	–
Accounts payable	267,196	246,513
Accrued liabilities	58,855	58,855
Loans payable (Note 4)	21,000	36,000
Due to related party (Note 5)	16,057	14,915
Total Liabilities	363,779	356,283
Nature of Operations and Continuance of Business (Note 1)
Commitments (Notes 3 and 7)
Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value
68,630,000 shares issued and outstanding	68,630	68,630
Additional paid-in capital	1,030,770	1,030,770
Common stock subscribed (Note 6)	49,500	–
Deficit accumulated during the exploration stage	(1,503,904)	(1,451,821)
Total Stockholders’ Deficit	(355,004)	(352,421)
Total Liabilities and Stockholders’ Deficit	8,775	3,862

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	February 23, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2009	2008	2009
	$	$	$

Revenue	–	–	–

Expenses

Foreign exchange loss (gain)	(227)	–	8,671
General and administrative	52,310	97,935	902,419
Mineral exploration costs	–	–	244,593
Write-down of mineral property costs	–	–	348,221

Total Expenses	52,083	97,935	1,503,904

Net Loss	(52,083)	(97,935)	(1,503,904)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding	68,630,000	68,630,000

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	February 23, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2009	2008	2009
	$	$	$
Operating Activities
Net loss	(52,083)	(97,935)	(1,503,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	(2,139)	1,824	(5,328)
Prepaid expenses and deposits	(3,447)	–	22,653
Accounts payable	20,683	31,711	259,308
Accrued liabilities	–	10,504	58,855
Due to related parties	1,142	35,590	23,945
Net Cash Used In Operating Activities	(35,844)	(18,306)	(796,250)
Investing Activities
Bank indebtedness	671	–	671
Acquisition of mineral properties	–	–	(321)
Net Cash Used In Investing Activities	671	–	350
Financing Activities
Proceeds from loans payable	–	–	36,000
Repayment of loan payable	(15,000)	–	(15,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	49,500	–	820,900
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided by Financing Activities	34,500	–	795,900
Effects of exchange rate changes on cash	–	2,000	–
Decrease in Cash	(673)	(16,306)	–
Cash - Beginning of Period	673	18,990	–
Cash - End of Period	–	2,684	–
Non-cash Investing and Financing Activities
Note payable to related party pursuant to mineral property vend-
in agreement	–	–	34,000
Refundable staking security deposits received pursuant to
mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has a working capital deficiency of $355,004 and has accumulated losses of $1,503,904 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
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

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of August 31, 2009 and 2008, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three month periods ended August 31, 2009 and 2008, there were no charges for interest or penalties.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
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

The Company’s financial instruments consist principally of cash, amounts receivable, bank indebtedness, accounts payable, accrued liabilities, loans payable, and amount due to a related party. Pursuant to SFAS No. 157, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at August 31, 2009 and 2008, the Company did not have comprehensive income.

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

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

	o)	Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2009
(Expressed in U.S. dollars)
(unaudited)

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

Under the terms of the vend-in agreement, the Company is committed to incurring mineral exploration expenditures of approximately $151,000 (Cdn$150,000) on or before March 1, 2008 (spent), $156,719 (Cdn$171,615) on or before March 1, 2009, and $195,899 (Cdn$214,519) on or before March 1, 2010 with the provision that any excess amount spent in one year may be carried forward and applied towards fulfilment of the expenditure requirements of a later year. As at August 31, 2009, the Company has spent $221,898 (Cdn$242,989) on exploration expenditures. These expenditures also qualify as exploration expenditures under the terms of the Company’s mineral exploration licenses.

On August 27, 2009, the vend-in agreement was amended in that the optionor has agreed to waive the remaining required work commitments on the mineral properties subject to the Company incurring sufficient exploration expenditures on the properties to keep them in good standing with the local government.

b)

On May 17, 2007, the Company purchased a 90% interest in one mineral license in central Labrador, Canada, comprised of 6 claims covering an area of 371 acres for $329 (Cdn$360). As at May 31, 2009, the Company wrote off the mineral property acquisition costs of $321 due to the uncertainty of establishing proven and probable reserves.

c)

The mineral exploration licenses on the Company’s properties are for a term of five years commencing at various dates from August 18, 2006 to May 17, 2007. These licenses may be renewed every five years for up to a maximum of twenty years provided annual assessment work is completed and reported, and license renewal fees of $23 (Cdn$25), $46 (Cdn$50) and $91 (Cdn$100) per claim are paid after five, ten and fifteen years, respectively. In order to maintain the property in good standing, the Company is required to spend from $183 (Cdn$200) per claim in the first year to $1,096 (Cdn$1,200) per claim in the twentieth year.

4.	Loans Payable

	a)	As at August 31, 2009, the Company owes $21,000 (May 31, 2009 - $36,000) for cash advances received which are non-interest bearing, unsecured and due on demand.

	b)	During the three month period ended August 31, 2009, the Company repaid $15,000 for a loan payable as at May 31, 2009.

5.	Related Party Transactions

As at August 31, 2009, the Company owes $16,057 (Cdn$17,583) (May 31, 2009 - $14,915 (Cdn$16,283)) to the President of the Company which is non-interest bearing, unsecured and due on demand.

6.	Common Stock

During the three month period ending August 31, 2009, the Company received stock subscriptions of $49,500 for the issuance of 1,650,000 shares of common stock at $0.03 per share. The proceeds were used for working capital purposes and to repay the $15,000 loan payable as disclosed in Note 4(b).

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

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc., a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we are required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time. As of the date of this quarterly report, we have made the first payment of $250,000 and have paid $92,989 towards the second payment due March 1, 2009. To date, we have incurred expenditures of $244,593 (Cdn $242,989) pursuant to the terms of the vend-in agreement.

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

For the three month period ended August 31, 2009, we did not incur any exploration costs.

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

Not accounting for our working capital deficit of $355,004, we require additional funds of approximately $496,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $Nil and a working capital deficit in the amount of $355,044 as of August 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

As at August 31, 2009, we had a cash balance of $Nil. We will need to raise additional financing to fund phase four of the proposed exploration program to commence in fall 2009 and subject to positive results in phase four additional financing for phase five of the proposed exploration program to commence in 2010.

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

Purchase of Significant Equipment

We do intend to purchase mineral ore processing equipment over the twelve months ending August 31, 2010.

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

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of August 31, 2009 and 2008, our company did not have any amounts recorded pertaining to uncertain tax positions.

Our company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. Our company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2007 to 2009. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not audited any of our company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

Our company recognizes interest and penalties related to uncertain tax positions in tax expense. During the three month periods ended August 31, 2009 and 2008, there were no charges for interest or penalties.

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

Our company’s financial instruments consist principally of cash, amounts receivable, bank indebtedness, accounts payable, accrued liabilities, loans payable, and amount due to a related party. Pursuant to SFAS No. 157, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Earnings (Loss) Per Share

Our company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at August 31, 2009 and 2008, our company did not have comprehensive income.

Results of Operations

Three Months Ended August 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2009 which are included herein.

Three month Summary ending August 3 1, 2009 and 2008

		Three Months Ended
		August 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$52,083		$97,935
Net Loss		$(52,083)		$(97,935)

Expenses

Our operating expenses for the three month periods ended August 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	August 31
	2009		2008
Foreign exchange (gain) loss	$(227)	$	Nil
General and administrative	$52,310		$97,935

Operating expenses for the three months ended August 31, 2009 decreased by 47% as compared to the comparative period in 2008 primarily due to lack of funds available which can be attributed to the current economic conditions.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	August 31	May 31,
	2009	2009
Current assets	$8,775	$3,862
Current liabilities	363,779	356,283
Working capital deficit	$(355,004)	$(352,421)

Cash Flows

	Three Months Ended
	August 31	August 31
	2009	2008
Net Cash Used in Operating Activities	$(35,844)	$(18,306)
Net Cash Provided by activities	671	Nil
Net Cash Provided by Financing Activities	34,500	Nil
Effects of Foreign Currency Exchange	Nil	2,000
Net increase (decrease) in cash during period	$(673)	$(16,306)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2009, was $35,844 compared to $18,306 during the three months ended August 31, 2008. The increase in cash used for operating items is attributed to the fact that a significant portion of expenditures were paid from the remaining $34,500 of financing from common shares, whereas in the prior year, expenditures were assumed by related parties.

Investing Activities

Investing activities during the three months ended August 31, 2009 were $671 compared to $Nil during the three months ended August 31, 2008.

Financing Activities

During the three months ended August 31, 2009, we received $49,500 through the issuance of shares in a private placement and repaid a loan in the amount of $15,000.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on our company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on our company's financial statements.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: October 15, 2009

/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)