Form 10-Q
period 2009-11-30
Wolverine Exploration Inc.
filed 2010-01-15
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

68,630,000 common shares issued and outstanding as of January 15, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended November 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Wolverine Exploration Inc.
(An Exploration Stage Company)

November 30, 2009

Wolverine Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2009	May 31, 2009
	$
	(unaudited)

ASSETS

Current Assets

Cash	2,048	673
Amounts receivable	4,334	3,189
Prepaid expenses	17,927	–

Total Assets	24,309	3,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	267,771	246,513
Accrued liabilities	76,707	58,855
Loans payable (Note 4)	21,000	36,000
Due to related party (Note 5)	16,812	14,915

Total Liabilities	382,290	356,283

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, $0.001 par value
68,630,000 shares issued and outstanding	68,630	68,630
Additional paid-in capital	1,030,770	1,030,770
Common stock subscribed (Note 6)	141,000	–
Deficit accumulated during the exploration stage	(1,598,381)	(1,451,821)

Total Stockholders’ Deficit	(357,981)	(352,421)

Total Liabilities and Stockholders’ Deficit	24,309	3,862

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Six Months	Six Months	February 23, 2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Foreign exchange loss	3,998	–	3,771	–	12,669
General and administrative	67,680	45,976	119,990	143,911	970,099
Mineral exploration costs	22,799	–	22,799	–	267,392
Write-down of mineral property
costs	–	–	–	–	348,221

Total Expenses	94,477	45,976	146,560	143,911	1,598,381

Net Loss	(94,477)	(45,976)	(146,560)	(143,911)	(1,598,381)

Net Loss Per Share – Basic and
Diluted	–	–	–	–

Weighted Average Shares
Outstanding	68,630,000	68,630,000	68,630,000	68,630,000

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	February 23, 2006
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	to November 30,
	2009	2008	2009
	$	$	$
Operating Activities
Net loss	(146,560)	(143,911)	(1,598,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	(1,145)	6,428	(4,334)
Prepaid expenses and deposits	(17,927)	–	8,173
Accounts payable	21,258	17,913	259,883
Accrued liabilities	17,852	18,870	76,707
Due to related parties	1,897	75,242	24,700
Net Cash Used In Operating Activities	(124,625)	(25,458)	(885,031)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Net Cash Used In Investing Activities	–	–	(321)
Financing Activities
Proceeds from loans payable	–	–	36,000
Repayment of loans payable	(15,000)	–	(15,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	141,000	–	912,400
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided by Financing Activities	126,000	–	887,400
Effects of exchange rate changes on cash	–	7,493	–
Increase (Decrease) in Cash	1,375	(17,965)	2,048
Cash, Beginning of Period	673	18,990	–
Cash, End of Period	2,048	1,025	2,048
Non-cash Investing and Financing Activities
Note payable to related party pursuant to mineral property vend-in
agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral
property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2009
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

The accompanying financial statements of Wolverine Exploration Inc. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

2.	Summary of Significant Accounting Policies

	a)	Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

	b)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Mineral Properties

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

Under the terms of the vend-in agreement, the Company is committed to incurring mineral exploration expenditures of approximately $151,000 (Cdn$150,000) on or before March 1, 2008 (spent), $156,719 (Cdn$171,615) on or before March 1, 2009, and $195,899 (Cdn$214,519) on or before March 1, 2010 with the provision that any excess amount spent in one year may be carried forward and applied towards fulfilment of the expenditure requirements of a later year. As at November 30, 2009, the Company has spent $244,697 (Cdn$267,290) on exploration expenditures. These expenditures also qualify as exploration expenditures under the terms of the Company’s mineral exploration licenses.

On August 27, 2009, the vend-in agreement was amended in that the optionor has agreed to waive the remaining required work commitments on the mineral properties subject to the Company incurring sufficient exploration expenditures on the properties to keep them in good standing with the local government.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2009
(Expressed in U.S. dollars)
(unaudited)

4.	Loans Payable

	a)	As at November 30, 2009, the Company owes $21,000 (May 31, 2009 - $21,000) for cash advances received which are non-interest bearing, unsecured and due on demand.

	b)	During the six month period ended November 30, 2009, the Company repaid $15,000 for a cash advance outstanding as at May 31, 2009.

5.	Related Party Transactions

As at November 30, 2009, the Company owes $18,077 (Cdn$19,083) (May 31, 2009 - $14,915 (Cdn$16,283)) to the President of the Company which is non-interest bearing, unsecured and due on demand.

6.	Common Stock

As at November 30, 2009, the Company had received common stock subscriptions for 4,700,000 shares of common stock at $0.03 per share for proceeds of $141,000.

7.	Subsequent Events

The Company has evaluated all events or transactions that occurred after November 30, 2009 through to January 14, 2010. On December 9, 2009, the Company issued 400,000 shares of common stock to settle accrued liabilities of $12,000.

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

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006 and trades on the OTCBB under the symbol WOLV.

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

On May 17, 2007, we acquired eighteen mineral claims from Richard Haderer for $321 which are contiguous to the Shenin Claims.

On August 15, 2007, we registered our company as an extra-provincially registered company in the Province of Newfoundland and Labrador for the purpose of being able to register the Shenin Claims and the Haderer Claims in the name of our company and for the purpose of being able to conduct our business in the Province of Newfoundland and Labrador.

Our Current Business

We are an exploration stage company engaged in the business of acquisition and exploration of base and precious metal mineral properties. Our current exploration is focused on mineral properties located in Labrador, Canada. We have not yet determined whether the Labrador Claims contain mineral reserves that are economically recoverable.

For the six month period ended November 30, 2009, we incurred exploration costs of $22,799.

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

Over the next twelve months we intend to use Labrador Claims. We expect to review other potential exploration projects from time to time as they are presented to us.

Not accounting for our working capital deficit of $357,981, we require additional funds of approximately $625,000 ($641,000 CDN) at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $Nil and a working capital deficit in the amount of $357,981 as of November 30, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Exploration Plan

Our plan of operation for the next 12 months is to complete the following five phase exploration program within the time periods specified, subject to our company obtaining the additional funding necessary for the continued exploration of the Labrador Claims. Currently, our company does not have enough funds to complete Phase Four of our proposed exploration program in the spring-summer of 2010. The following is a brief summary of our five phase exploration program.

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

4.

Phase Four – This phase of our company’s exploration program will consist of prospecting, sampling, excavating and trenching as outlined below at a total estimated cost of approximately $146,000 (Cdn $166,000). The prospecting and sampling program portion of phase four was completed in the fall of 2009. The trenching portion of phase four is estimated at $116,000 Cdn. An assessment report on the fall 2009 program was completed and filed with the Department of Natural Resources of the Province of Newfoundland and Labrador.

5.

Phase Five- Subject to positive results in phase four this phase of our company’s exploration program will consist of an IP survey (Induced Polarization Survey) over anomalies identified in the phase two airborne survey to determine drill locations for a fall 2009 drill program at a total estimated cost of $512,000 (Cdn $525,000).

The project consists of excavating several trenches located on 6 anomalous areas that were defined previously by airborne geophysics. The number and locations of trenches will be defined by the geologist. All trench locations will be located in close proximity to the Trans Labrador Highway (Route 500) near Cache River, 110 to 140 kilometers west of Goose Bay.

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

As at November 30, 2009, we had a cash balance of $2,048. We will need to raise additional financing to fund phase four of the proposed exploration program to commence in the spring-summer of 2010 and subject to positive results in phase four additional financing for phase five of the proposed exploration program to commence in summer-fall 2010.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2010.

Corporate Offices

We do not own any real property. Our principal business offices are located at 4055 McLean Road, Quesnel, British Columbia Canada V2J 6V5. Our office space is currently provided by a relative of a director of our company at a cost of Cdn$25 per month. We believe that our current lease arrangements provide adequate space for our foreseeable future needs. The Company also maintains an office in Richmond, BC at a cost of $1,000 CDN per month.

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

Mineral Property Costs

Our company has been in the exploration stage since inception on February 23, 2006 and have not yet realized any revenues from its operations. We are primarily engaged in the acquisition and exploration of mineral exploration properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred, Our company assesses the carrying costs for impairment under ASC 360, “Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Results of Operations

Three Months Ended November 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2009 which are included herein.

Three month summary ending November 30, 2009 and 2008

		Three Months Ended
		November 30
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$94,477		$45,976
Net Loss		$(94,477)		$(45,976)

Six month summary ending November 30, 2009 and 2008

		Six Months Ended
		November 30
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$146,560		$143,911
Net Loss		$(146,560)		$(143,911)

Expenses

Our operating expenses for the three month periods ended November 30, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	November 30
	2009		2008
Foreign exchange loss	$3,998	$	Nil
General and administrative	$67,680		$45,976
Mineral exploration costs	$22,799	$	Nil

Operating expenses for the three months ended November 30, 2009 increased by 105% as compared to the comparative period in 2008 primarily due to an increase in exploration and financing activities.

Our operating expenses for the six month periods ended November 30, 2009 and 2008 are outlined in the table below:

	Six Months Ended
	November 30
	2009		2008
Foreign exchange loss	$3,771	$	Nil
General and administrative	$119,990		$143,911
Mineral exploration costs	$22,799	$	Nil

Operating expenses for the six months ended November 30, 2009 increased by 2% as compared to the comparative period in 2008 primarily due to an increase in exploration activity and financing activities.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	November 30	May 31,
	2009	2009
Current assets	$24,309	$3,862
Current liabilities	382,290	356,283
Working capital deficit	$(357,981)	$(352,421)

Cash Flows

	Three Months Ended
	November 30	November 30
	2009	2008
Net Cash Used in Operating Activities	$(124,625)	$(25,458)
Net Cash Used in Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	126,000	Nil
Effects of Foreign Currency Exchange	Nil	7,493
Net increase (decrease) in cash during period	$1,375	$(17,965)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2009, was $124,625 compared to $25,458 during the six months ended November 30, 2008.

Investing Activities

Investing activities during the six months ended November 30, 2009 were $Nil compared to $Nil during the six months ended November, 2008.

Financing Activities

During the six months ended November 30, 2009, we received $141,000 through the issuance of shares in a private placement and repaid a loan in the amount of $15,000.

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

Recent Accounting Standards

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

As of November 30, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2009, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2009 financial statements, our company was incorporated on February 23, 2006, and does not have a history of earnings, and as a result, our company’s auditor have expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: January 15, 2010	/s/ Less Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)