Form 10-Q
period 2010-02-28
Wolverine Exploration Inc.
filed 2010-04-14
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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
76,730,000 common shares issued and outstanding as of April 14, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 28, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Wolverine Exploration Inc.
(An Exploration Stage Company)
February 28, 2010
(expressed in U.S. dollars)
(unaudited)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2010	2009
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	2,180	673
Amounts receivable	4,843	3,189
Prepaid expenses	2,284	–

Total Assets	9,307	3,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	262,638	246,513
Accrued liabilities	64,778	58,855
Loans payable (Note 4)	–	36,000
Due to related party (Note 5)	6,624	14,915

Total Liabilities	334,040	356,283

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, $0.001 par value
76,730,000 shares issued and outstanding (May 31, 2009 - 68,630,000)	76,730	68,630
Additional paid-in capital	1,300,170	1,030,770
Deficit accumulated during the exploration stage	(1,701,633)	(1,451,821)

Total Stockholders’ Deficit	(324,733)	(352,421)

Total Liabilities and Stockholders’ Deficit	9,307	3,862

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	February 23, 2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Foreign exchange loss (gain)	2,241	(9,894)	6,012	(9,894)	14,910
General and administrative	74,694	45,426	194,684	189,337	1,044,793
Mineral exploration costs	97	5,169	22,896	5,169	267,489
Write-down of mineral property costs	–	–	–	–	348,221

Total Expenses	77,032	40,701	223,592	184,612	1,675,413

Loss Before Other Expenses	(77,032)	(40,701)	(223,592)	(184,612)	(1,675,413)

Other Expenses

Loss on settlement of debt	(26,220)	–	(26,220)	–	(26,220)

Net Loss	(103,252)	(40,701)	(249,812)	(184,612)	(1,701,633)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	68,990,000	68,630,000	68,749,000	68,529,000

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine Months	Nine Months	February 23, 2006
	Ended	Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2010	2009	2010
	$	$	$

Operating Activities
Net loss	(249,812)	(184,612)	(1,701,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	26,220	–	26,220
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	(1,654)	4,676	(4,843)
Prepaid expenses and deposits	(2,284)	(100)	23,816
Accounts payable	60,405	108,168	299,030
Accrued liabilities	5,923	11,005	64,778
Due to related parties	709	7,296	23,512
Net Cash Used In Operating Activities	(160,493)	(53,567)	(920,899)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Net Cash Used In Investing Activities	–	–	(321)
Financing Activities
Proceeds from loans payable	–	36,000	36,000
Repayment of loans payable	(15,000)	–	(15,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	177,000	–	948,400
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided by Financing Activities	162,000	36,000	923,400
Effects of exchange rate changes on cash	–	(674)	–
Increase (Decrease) in Cash	1,507	(18,241)	2,180
Cash, Beginning of Period	673	18,990	–
Cash, End of Period	2,180	749	2,180
Non-cash Investing and Financing Activities
Shares issued to settle debt	100,500	–	100,500
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2010
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

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Under the terms of the vend-in agreement, the Company is committed to incurring mineral exploration expenditures of approximately $151,000 (Cdn$150,000) on or before March 1, 2008 (spent), $156,719 (Cdn$171,615) on or before March 1, 2009, and $195,899 (Cdn$214,519) on or before March 1, 2010 with the provision that any excess amount spent in one year may be carried forward and applied towards fulfilment of the expenditure requirements of a later year. As at February 28, 2010, the Company has spent $244,794 (Cdn$267,390) on exploration expenditures. These expenditures also qualify as exploration expenditures under the terms of the Company’s mineral exploration licenses.

On August 27, 2009, the vend-in agreement was amended in that the optionor has agreed to waive the remaining required work commitments on the mineral properties subject to the Company incurring sufficient exploration expenditures on the properties to keep them in good standing with the local government.

Subsequent to the vend-in agreement, the Company acquired an additional 24 mineral claims contiguous to the 516 claims acquired pursuant to the vend-in agreement described above for $501. Pursuant to the vend-in agreement, the Company has a 90% interest in these additional 24 mineral claims and the optionor has a 10% interest.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2010
(Expressed in U.S. dollars)
(unaudited)

4.	Loans Payable

a)

On February 24, 2010, the Company settled $21,000 of loans payable outstanding as at May 31, 2009, by issuing 700,000 shares of the Company’s common stock with a fair value of $31,500. The Company recorded a loss on the settlement of debt of $10,500.

	b)	During the nine month period ended February 28, 2010, the Company repaid $15,000 for a loan balance outstanding as at May 31, 2009.

5.	Related Party Transactions

	a)	As at February 28, 2010, the Company owes $6,624 (Cdn$7,853) (May 31, 2009 - $14,915 (Cdn$16,283)) to the President of the Company which is non-interest bearing, unsecured and due on demand.

b)

On February 24, 2010, the Company issued 300,000 shares of common stock with a fair value of $15,000 to settle $9,000 owed to the President of the Company. The Company recorded a loss on settlement of debt of $6,000.

6.	Common Stock

	a)	On February 24, 2010, the Company issued 5,900,000 shares of common stock at $0.03 per share for proceeds of $177,000.

b)

On February 24, 2010, the Company issued 2,200,000 shares of common stock with a fair value of $100,500 to settle debt of $74,280. The Company recorded a loss on the settlement of debt of $26,220. Refer to Notes 4(a) and 5(b).

7.	Stock and Option Compensation Plan

On February 2, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its employees. Pursuant to which the Company is authorized to issue 5,147,250 shares of the Company’s common stock and options to acquire an additional 5,147,250 shares of the Company’s common stock.

8.	Subsequent Event

Subsequent to February 28, 2010, the Company relinquished its interest in 128 of the mineral claims described in Note 3.

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

As used in this quarterly report, the terms "we", "us", "our", the “Company” and "Wolverine" mean Wolverine Exploration Inc., unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006 and trades on the OTCBB under the symbol WOLV.

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc. (“Shenin”), a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we are required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time. To date, we have incurred expenditures of $267,489 (Cdn $270,191).

On August 27, 2009 we signed an amending agreement with Shenin. which waives all of the remaining work commitments required under the vend-in agreement subject to us incurring sufficient exploration expenditures on the claims to keep them in good standing with the Province of Newfoundland and Labrador.

Subsequent to the vend-in agreement, Richard Haderer, a consultant of Wolverine, staked twenty-four (24) additional mineral claims on behalf of Wolverine. The staking costs for these additional claims was Cdn $1,440 and the additional claims are contiguous to the 516 claims acquired pursuant to the vend-in agreement.

In March of 2010, as a result of the exploration carried out to date, Wolverine reduced the number of claims by 128 in order to concentrate its exploration efforts on the claims with anomalous mineralization. Wolverine now holds a 90% interest and Shenin holds a 10% interest in a total of 412 claims.

On August 15, 2007, we registered our company as an extra-provincially registered company in the Province of Newfoundland and Labrador for the purpose of being able to register the Claims in the name of our company and for the purpose of being able to conduct our business in the Province of Newfoundland and Labrador.

Our Current Business

We are an exploration stage company engaged in the business of acquisition and exploration of base and precious metal mineral properties. Our current exploration is focused on mineral properties located in Labrador, Canada. We have not yet determined whether the Labrador claims contain mineral reserves that are economically recoverable.

For the nine month period ended February 28, 2010, we incurred exploration costs of $22,896.

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

Over the next twelve months we intend to use any funds that we may have available to fund our operations and conduct exploration on our Labrador Claims. We expect to review other potential exploration projects from time to time as they are presented to us.

Not accounting for our working capital deficit of $324,733, we require additional funds of approximately $635,000 (Cdn$641,000) at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $2,180 and a working capital deficit in the amount of $324,733 as of February 28, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

4.

Phase Four – This phase of our company’s exploration program will consist of prospecting and sampling and excavating and trenching (outlined below) at a total estimated cost of approximately $164,000 (Cdn $166,000). The prospecting and sampling program portion of phase four was completed in the fall of 2009. The excavating and trenching portion of phase four is estimated at $116,000 Cdn. An assessment report on the fall 2009 program was completed and filed with the Department of Natural Resources of the Province of Newfoundland and Labrador.

5.

Phase Five- Subject to positive results in phase four this phase of our company’s exploration program will consist of an IP survey (Induced Polarization Survey) over anomalies identified in the phase two airborne survey to determine drill locations for a fall 2010 drill program at a total estimated cost of $520,000 (Cdn $525,000).

The program consists of excavating several trenches located on 6 anomalous areas that were defined previously by airborne geophysics. The number and locations of trenches will be defined by the geologist. All trench locations will be located in close proximity to the Trans Labrador Highway (Route 500) near Cache River, 110 to 140 kilometers west of Goose Bay.

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

As at February 28, 2010, we had a cash balance of $2,048. We will need to raise additional financing to fund phase four of the proposed exploration program to commence in the spring-summer of 2010 and subject to positive results in phase four additional financing for phase five of the proposed exploration program to commence in summer-fall 2010.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2011.

Corporate Offices

We do not own any real property. Our principal business offices are located at 4055 McLean Road, Quesnel, British Columbia Canada V2J 6V5. Our office space is currently provided by a relative of a director of our company at a no cost to Wolverine. We believe that our current lease arrangements provide adequate space for our foreseeable future needs. The Company also maintains an office in Richmond, BC at a cost of $1,000 CDN per month.

Employees

Currently we do not have any employees. The Company utilizes consultants for the management, regulatory, administration, investor relations and geological functions of the Company. We do not expect any material changes in the number of employees over the next 12 month period. We will continue to retain consultants as required.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Results of Operations

Three Months Ended February 28, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2010 which are included herein.

Three month summary ending February 28, 2010 and 2009

		Three Months Ended
		February 28
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$77,032		$40,701
Other Expenses		$26,220		$–
Net Loss		$(103,252)		$(40,701)

Nine month summary ending February 28, 2010 and 2009

		Nine Months Ended
		February 28
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$223,592		$184,612
Other Expenses		$26,220		$–
Net Loss		$(249,812)		$(184,612)

Expenses

Our operating expenses for the three month periods ended February 28, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	February 28
	2010	2009
Foreign exchange loss (gain)	$2,241	$(9,894)
General and administrative	$74,694	$45,426
Mineral exploration costs	$97	$5,169

Operating expenses for the three months ended February 28, 2010 increased by 89% as compared to the comparative period in 2009 primarily due to an increase in financing activities.

Our operating expenses for the nine month periods ended February 28, 2010 and 2009 are outlined in the table below:

	Nine Months Ended
	February 28
	2010	2009
Foreign exchange loss (gain)	$6,012	$(9,894)
General and administrative	$194,684	$189,337
Mineral exploration costs	$22,896	$5,169

Operating expenses for the nine months ended February 28, 2010 increased by 21% as compared to the comparative period in 2009 primarily due to more mineral exploration activities in the current period and the volatility in the foreign exchange rate has resulted in a large variance in foreign exchange loss/gain.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	February 28,	May 31,
	2010	2009
Current assets	$9,307	$3,862
Current liabilities	334,040	356,283
Working capital deficit	$(324,733)	$(352,421)

Cash Flows

	Nine Months Ended
	February 28	February 28
	2010	2009
Net Cash Used in Operating Activities	$(160,493)	$(53,567)
Net Cash Used in Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	162,000	36,000
Effects of Foreign Currency Exchange	Nil	(674)
Net increase (decrease) in cash during period	$1,507	$(18,241)

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2010, was $160,493 compared to $53,567 during the nine months ended February 28, 2009.

Financing Activities

During the nine months ended February 28, 2010, we received $177,000 through the issuance of shares in a private placement and repaid a loan in the amount of $15,000. In the comparable period, the Company received loan proceeds of $36,000.

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

As of February 28, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2009, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Access to the Labrador mineral claims is restricted to the period between May and November of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our company’s inability to meet deadlines for exploration expenditures as defined by the Province of Newfoundland and Labrador. This could cause the business venture to fail and the loss of your entire investment unless our company can meet the deadlines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2010, the Company issued 5,900,000 shares of common stock at $0.03 per share for proceeds of $177,000.

On February 24, 2010, the Company issued 2,200,000 shares of common stock with a fair value of $100,500 to settle debt of $74,280. The Company recorded a loss on the settlement of debt of $26,220.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: April 14, 2010	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)