Form 10-K
period 2010-05-31
Wolverine Exploration Inc.
filed 2010-08-31
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [          ] to [          ]

Commission file number 000-53767

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
Yes [  ]      No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [  ]      No[x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[x]     No [   ]

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
Yes [   ]     No[x]

The value of Common Stock held by non-affiliates of the Registrant on August 30, 2010 was $10,356,150, based on a market price of $0.105 per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

98,630,000 shares of common stock issued & outstanding as of August 31, 2010

     DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our company”, “Wolverine”, mean Wolverine Exploration Inc., a Nevada corporation, unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006 and is quoted on the OTCQB and OTCBB under the symbol WOLV.

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc. (“Shenin”), a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we are required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time. To date, we have incurred expenditures of $271,711.

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

In June of 2010, Ed Montague, transferred 37 claims to Wolverine which had been staked on behalf of Wolverine. Wolverine now holds a 90% interest and Shenin holds a 10% interest in a total of 449 claims.

Our Current Business

We are an exploration stage company engaged in the business of acquisition and exploration of base and precious metal mineral properties. Our current exploration is focused on mineral properties located in Labrador, Canada. We have not yet determined whether the Labrador Claims contain mineral reserves that are economically recoverable.

Claims Located in Labrador, Canada

Location and Means of Access to the Claims

The Claims (the “Labrador Claims”) are located about 120 kilometres (75 miles) west of Goose Bay, Labrador, a small town of 9,000 people on the Atlantic Coast of northern Canada. It takes approximately one and a half to two hours to drive to the Labrador Claims from Goose Bay.

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

Access to the Labrador Claims is possible for most of the year given the proximity to Goose Bay and the fact that the highway is well maintained. Airborne geophysical surveys are best performed either in late winter (March-April) or during the summer (June-August). Ground geophysical surveys should be scheduled to avoid freeze-up (November-December) and breakup (late April to early June). Ground geological surveys are best conducted with no snow cover (mid June to mid November)

Figure 1. The Claims are located approximately 120 kilometers (75 miles) west of Goose Bay, Labrador.

Description of Labrador Claims

The Labrador Claims are unencumbered and in good standing and there are no third party conditions which affect the Labrador Claims other than conditions defined by the Province of Newfoundland and Labrador described below. The Labrador Claims together make up an aggregate area of 11,225 hectares. We have no insurance covering the Labrador Claims. Management believes that no insurance is necessary since the Labrador Claims are unimproved and contain no buildings or improvements. The Labrador Claims cover an area with approximate dimensions of 20 kilometers east-west (12.5 miles) and 10 kilometers north-south (6.25 miles).

The Labrador Claims consist of a total of 449 mineral claims covering 11 separate licenses as described in Table 1 below. A layout of the Labrador Claims is shown in Figure 2 below.

Table 1. Summary of the Claims.
Number	# of Claims	NTS	Area	Good to Date
			(hectares)
013472M	6	13F/04	150	05-17-2012
012427M	20	13E/01	500	08-18-2011
012425M	82	13E/01	2,050	08-18-2011
013039M	254	13E/01 & 13F/04	6,350	02-05-2012
015521M	18	13F/04	450	11-03-2013
017118M	12	13F/04	300	01-28-2015
017119M	6	13E/01	150	01-28-2015
017355M	9	13E/01	225	03-01-2015
017521M	20	13F/04	500	03-14-2012
017522M	12	13E/01	300	03-14-2012
017584M	10	13F/04	250	05-03-2015

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

In the fall of 2007 Wolverine completed an airborne survey of the Labrador Claims. The airborne survey identified 8 conductive targets that warrant ground follow-up. The most interesting response occured along four 100 metre flight lines showing an east-west strike length that occurs 200m north of the CR-11 (1.69% Cu) and CR-13 (2.17% Cu and 556 ppb Au) mineralized showings. There are also 3 higher conductance responses on the property. The magnetic field responses show east-west trends that could be associated with mineralization. The radiometrics data shows numerous uranium anomalies and some potassium responses that correspond with the EM trends (suggesting geological contacts). In general the EM responses are low amplitude and low conductance, which is consistent with copper and gold mineralization in low percent sulphide. The EM responses do not appear to be consistent with pyrrhotite-rich sulphide (iron formation) or graphite.

In the fall of 2009 Wolverine carried out geological reconnaissance along with prospecting and sampling on three of its eleven Labrador licenses. Some, but not all of the known mineralized zones were sampled as this was more of a reconnaissance exercise until a more systematic program is put in place. In addition, to the usual base metal sampling, scintillometer surveys were done on the exposed rock cuts along the highway and selected areas of the southern portions of the three licenses.

Activation Laboratories (ActLab) based in Ancaster, ON, carried out mineral analysis of the Wolverine samples which included uranium content. Results indicate that there are significant copper values in three of the samples as outlined in the table below. Elevated values in gold, zinc and rare earth elements along with minor silver, cobalt and chromium are also found associated with those samples. It appears that all of these elements are associated with the copper-bearing malachite that intrudes both the regional gneisses and the younger pegmatite dikes. Malachite is sometimes associated with near surface copper deposits and it appears here, that the copper bearing solutions that permeated up through fractures or weak areas of the gneisses contained percentages of the other potentially economic minerals.

Sample	Cu ppm	Au ppb	Ag ppm	Zn ppm	Co ppm	Ni ppm
WCR-01-09	>10000 (4.01%)	22	3.2	71	22	58
WCR-02-09	1180	8	0.3	111	25	81
WCR-03-09	>10000 (1.75%)	17	2.1	59	19	88
WCR-04-09	>10000 (1.11%)	62	1.6	162	38	169
WCR-05-09	4890	40	2.9	142	15	14

The radiometric data shows numerous uranium anomalies and some potassium responses that correspond with the EM trends (suggesting geological contacts), There is a significant east-west trending radioactive anomaly that is in excess of two kilometres in length in the southern portion of the licenses. This has yet to be explored.

Scientillometer reading exceeds 1200 cps in some of the rock cuts along the highway which is moderately high. It should be noted that Aurora Energy’s giant Michelin deposit in Labrador’s Central Mineral Belt has an average grade of only 0.09% U3O8.

Work on the Property during June of 2010 consisted of prospecting, sampling and geological reconnaissance on and around electro-magnetic and radiometric anomalies that were identified during the 2007 airborne survey. Earlier sampling on rock cuts along the highway had shown significant values in Cu and Au that warranted further exploration. To date a total of 94 rock samples have been collected and sent to a laboratory for ICP-30 elements and Au analysis. Results have been received which indicates that several areas have elevated levels of Cu with minor Au, Pb and Zn.

The strongest anomalous area (Sample CR-11;-1.69 % Cu) was traced southwest for over a strike length of 100 meters (328 ft) in bedrock when excessive overburden prevented further examination of the zone. This exploration will be continued utilizing an excavator. The northern center of this anomaly is directly on strike, 250 meters (820 ft) from the sample site indicating a possible continuation of the zone to the north. This is scheduled for the diamond drill as the marshy area is considered unfit for trenching.

A second anomalous area that is of considerable interest to Wolverine lies one kilometer to the east (Sample RS-04-02, 2.17% Cu and 556 ppb Au) could not be traced further than the rock cut due to overburden thickness.

Continued prospecting during July 2010 on other areas of the property has revealed additional outcrops containing malachite alteration on the western end of the property near anomaly number one with assays of up to 5.1% Cu. This sample was taken within 300 metres of a previous sample which had an assay of 6.4% Cu.

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

Employees

Currently we do not have only one employee, the project geologist, Ed Montague. The Company utilizes consultants for the management, regulatory, administrative, investor relations and some geological functions of the Company. We do not expect any material changes in the number of employees over the next 12 month period. We will continue to retain consultants as required.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2010 financial statements, our company was incorporated on February 23, 2006, and does not have a history of earnings, and as a result, our company’s auditor have expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. Our principal business offices are located at 4055 McLean Road, Quesnel, British Columbia Canada V2J 6V5. Our office space is currently provided by a relative of a director of our company at a no cost. We believe that our current lease arrangements provide adequate space for our foreseeable future needs. In addition, Cdn $1,000 per month is paid to Texada Consulting Inc. for an administrative office located in Richmond, BC.

Item 3. Legal Proceedings

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

Item 4. Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended May 31, 2010.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Public Market for Common Stock

Our stock is quoted on the OTCQB and OTCBB under the symbol WOLV.

Stockholders of Our Common Shares

As of the date of this annual report, we have 158 registered shareholders.

Stock Option Grants

On May 28, 2010, we granted stock options to our officer and director, and five consultants, pursuant to our 2010 Stock Plan, to purchase up to an aggregate of 5,100,000 shares of our common stock at an exercise price of $0.14 per share, exercisable until May 28, 2015. We issued the stock options to six (6) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 28, 2010 our directors approved the adoption of our 2010 Stock Plan which permits our company to issue up to 5,147,250 shares of our common stock, and 5,147,250 options to acquire shares of common stock, to directors, officers, employees and consultants of our company upon the grant of stock or the exercise of stock options granted under the 2010 Plan.

Transfer Agent

Our common shares are issued in registered form. Empire Stock Transfer, Inc. Telephone: (702) 818-5898; Facsimile: (702) 974-1444 is the registrar and transfer agent for our common shares.

On August 25, 2010, the list of stockholders for our shares of common stock showed 158 registered stockholders and 98,630,000 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On February 9, 2010 our President Lee Costerd acquired 300,000 common shares at a fair value of $0.03 per share in settlement of outstanding debt in the amount of $9,000.

Recent Sales of Unregistered Securities

Effective June 23, 2009, we issued 1,500,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $45,000. We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective August 17, 2009, we issued 150,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $4,500. We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective September 9, 2009, we issued 500,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $15,000. We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective October 2, 2009, we issued 500,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $15,000. We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective October 23, 2009, we issued 550,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $16,500. We have issued all of the shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective November 30, 2009, we issued 500,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $15,000. We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective December 7, 2009, we issued 1,000,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $30,000. We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective December 7, 2009, we issued 700,000 shares of our common stock pursuant to debt settlement agreements with two individuals. The fair value of the shares issued was $0.03 per share. We have issued all of the shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective December 9, 2009, we issued 400,000 shares of our common stock pursuant to debt settlement agreements with one individual. The fair value of the shares issued was $0.03 per share. We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective December 14, 2009, we issued 400,000 shares of our common stock pursuant to debt settlement agreements with one individual. The fair value of the shares issued was $0.04 per share. We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective December 29, 2009, we issued 250,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $7,500. We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective December 29, 2009, we issued 400,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $12,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective January 11, 2010, we issued 250,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $7,500. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective January 14, 2010, we issued 200,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $6,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective January 26, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective January 27, 2010, we issued 400,000 shares of our common stock pursuant to debt settlement agreements with two individuals. The fair value of the shares issued was $0.05 per share. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective February 9, 2010, we issued 300,000 shares of our common stock pursuant to debt settlement agreements with one individual. The fair value of the shares issued was $0.05 per share. We have issued all of the shares to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective May 10, 2010, we issued 5,850,000 shares of our common stock pursuant to debt settlement agreements with twenty individuals. The fair value of the shares issued was $266,425. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective March 31, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective April 15, 2010, we issued 2,000,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $60,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective April 29, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective May 14, 2010, we issued 300,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $9,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective May 17, 2010, we issued 600,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $18,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective May 19, 2010, we issued 300,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $9,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective May 21, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective May 24, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective May 25, 2010, we issued 800,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $24,000. We have issued all of the shares to three non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective May 25, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective May 26, 2010, we issued 600,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $18,000. We have issued all of the shares to three non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective May 26, 2010, we issued 300,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $9,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective May 27, 2010, we issued 200,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $6,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective May 27, 2010, we issued 200,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $6,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective May 28, 2010, we issued 1,400,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $42,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective May 28, 2010, we issued 300,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $9,000. We have issued all of the shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective May 29, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective May 31, 2010, we issued 200,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $6,000. We have issued all of the shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 1, 2010, we issued 200,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $6,000. We have issued all of the shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 2, 2010, we issued 500,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $15,000. We have issued all of the shares to four non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 3, 2010, we issued 700,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $21,000. We have issued all of the shares to three non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 4 2010, we issued 250,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $7,500. We have issued all of the shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 4, 2010, we issued 300,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $9,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective June 7, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 8, 2010, we issued 800,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $24,000. We have issued all of the shares to four non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 10, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 11, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 14, 2010, we issued 400,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $12,000. We have issued all of the shares to three non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 15, 2010, we issued 1,300,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $39,000. We have issued all of the shares to three non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 17, 2010, we issued 1,000,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $30,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective June 18, 2010, we issued 300,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $9,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 23, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective June 25, 2010, we issued 1,200,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $36,000. We have issued all of the shares to five non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 30, 2010, we issued 600,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $18,000. We have issued all of the shares to four non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2010.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2010 and May 31, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

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

Our auditors have issued a going concern opinion for our year ended May 31, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $96,712 and a working capital deficit in the amount of $52,030 as of May 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Exploration Plan

Wolverine is currently conducting a drill program on its Labrador Claims. Upon completion of the drill program we will disclose our exploration plan for the next 12 months.

As at May 31, 2010, we had a cash balance of $96,712. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do intend to purchase any significant equipment over the twelve months ending May 31, 2011.

Results of Operations for the Years Ended May 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2010 and 2009.

Our operating results for the years ended May 31, 2010 and 2009 are summarized as follows:

	Year Ended
	May 31
	2010	2009
Revenue	$-	$-
Operating Expenses	$(1,062,541)	$(583,400)
Net Loss	$(1,163,186)	$(583,400)

Operating expenses include stock-based compensation expense of $746,277.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended May 31, 2010 and May 31, 2009 are outlined in the table below:

	Year Ended
	May 31
	2010	2009
Foreign exchange loss (gain)	$9,308	$(1,571)
General and administrative	$1,026,115	$231,581
Mineral exploration costs	$27,118	$5,169
Write-down of mineral property costs	$-	$348,221

The increase in operating expenses comprised of general and administrative expenses and mineral exploration costs, for the year ended May 31, 2010, compared to the same period in fiscal 2009, was mainly due to stock-based compensation expense arising from the granting of stock options during the year. There was no write-down of mineral property costs during the year ended May 31, 2010.

Liquidity and Financial Condition

Working Capital
	At	At
	May 31,	May 31,
	2010	2009
Current assets	$181,880	$3,862
Current liabilities	233,910	356,283
Working capital (deficit)	$(52,030)	$(352,421)

Cash Flows

	Year Ended
	May 31
	2010	2009
Net Cash Used in Operating Activities	$(262,836)	$(56,643)
Net Cash Used in investing activities	-	-
Net Cash Provided by Financing Activities	358,875	36,000
Net increase (decrease) in cash during period	$96,039	$(18,317)

Operating Activities

Net cash used in operating activities during the year ended May 31, 2010, was $262,836 compared to $56,643 during the year ended May 31, 2009.

Investing Activities

We did not have any investing activities during the years ended May 31, 2010 and May 31, 2009.

Financing Activities

During the year ended May 31, 2010, we received net proceeds of $366,875 from share subscriptions; proceeds form a loan payable of $7,000 and repaid a loan in the amount of $15,000. During the year ended May 31, 2009, we received a $36,000 loan.

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

Mineral Property Costs

Our company has been in the exploration stage since its inception on February 23, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Our company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment.”at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

In accordance with ASC 360, ”Property, Plant, and Equipment”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial

2. Summary of Significant Accounting Policies (continued)

statements in conformity with US GAAP, aside from those issued by the SEC. ASC 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard will be adopted on June 1, 2011 but is not expected to have a material effect on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the beginning after December 15, 2010.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the Company’s financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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
May 31, 2010
(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wolverine Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Wolverine Exploration Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from June 1, 2008 to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated from June 1, 2008 to May 31, 2010, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

August 26, 2010

Wolverine Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2010	2009
	$	$

ASSETS

Current Assets

Cash	96,712	673
Amounts receivable	11,065	3,189
Prepaid expenses and deposits	74,103	–

Total Assets	181,880	3,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	199,395	246,513
Accrued liabilities	20,163	58,855
Loans payable (Note 4)	7,000	36,000
Due to related party (Note 5)	7,352	14,915

Total Liabilities	233,910	356,283

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 8)
Subsequent Events (Note 10)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, $0.001 par value 82,580,000 and 68,630,000 shares issued and outstanding, respectively	82,580	68,630
Additional paid-in capital	2,290,522	1,030,770
Common stock subscribed (Note 6)	189,875	–
Deficit accumulated during the exploration stage	(2,615,007)	(1,451,821)

Total Stockholders’ Deficit	(52,030)	(352,421)

Total Liabilities and Stockholders’ Deficit	181,880	3,862

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
	Year	Year	February 23, 2006
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2010	2009	2010
	$	$	$
Revenue	–	–	–
Expenses
Foreign exchange loss (gain)	9,308	(1,571)	18,206
General and administrative (Note 7)	1,026,115	231,581	1,876,224
Mineral exploration costs	27,118	5,169	271,711
Write-down of mineral property costs	–	348,221	348,221
Total Expenses	1,062,541	583,400	2,514,362
Loss Before Other Expenses	(1,062,541)	(583,400)	(2,514,362)
Other Expenses
Loss on settlement of debt	(100,645)	–	(100,645)
Net Loss	(1,163,186)	(583,400)	(2,615,007)
Net Loss Per Share, Basic and Diluted	(0.02)	(0.01)
Weighted Average Shares Outstanding	71,096,986	68,554,658

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 23, 2006 (Date of Inception) to May 31, 2010
(Expressed in U.S. dollars)

					Deficit
					Accumulated	Accumulated
			Additional	Common	During the	Other
			Paid-in	Stock	Exploration	Comprehensive
	Shares	Amount	Capital	Subscribed	Stage	Income	Total
	#	$	$	$	$	$	$
Balance, February 23,
2006 (Date of Inception)	–	–	–	–	–	–	–
Common stock issued for cash	4,000,000	4,000	–	–	–	–	4,000
Common stock subscribed	–	–	–	33,500	–	–	33,500
Net loss for the period	–	–	–	–	(19,727)	–	(19,727)
Balance, May 31, 2006	4,000,000	4,000	–	33,500	(19,727)	–	17,773
Common stock subscriptions refunds	–	–	–	(9,000)	–	–	(9,000)
Common stock issued from subscriptions	2,450,000	2,450	22,050	(24,500)	–	–	–
Common stock issued for cash	11,750,000	11,750	105,750	–	–	–	117,500
Common stock issued for purchase of interest in mineral properties	34,000,000	34,000	306,000	–	–	–	340,000
Common stock subscribed	–	–	–	1,000	–	–	1,000
Net loss for the year	–	–	–	–	(224,926)	–	(224,926)
Balance, May 31, 2007	52,200,000	52,200	433,800	1,000	(244,653)	–	242,347
Common stock subscriptions refunds	–	–	–	(1,000)	–	–	(1,000)
Common stock issued for cash	15,330,000	15,330	488,070	–	–	–	503,400
Common stock subscribed	–	–	–	110,000	–	–	110,000
Net loss for the year	–	–	–	–	(623,768)	–	(623,768)
Foreign currency exchange gain	–	–	–	–	–	674	674
Balance, May 31, 2008	67,530,000	67,530	921,870	110,000	(868,421)	674	231,653
Common stock issued	1,100,000	1,100	108,900	(110,000)	–	–	–
Net loss for the year	–	–	–	–	(583,400)	–	(583,400)
Foreign currency exchange loss	–	–	–	–	–	(674)	(674)
Balance, May 31, 2009	68,630,000	68,630	1,030,770	–	(1,451,821)	–	(352,421)

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 23, 2006 (Date of Inception) to May 31, 2010
(Expressed in U.S. dollars)

					Deficit
					Accumulated	Accumulated
			Additional	Common	During the	Other
			Paid-in	Stock	Exploration	Comprehensive
	Shares	Amount	Capital	Subscribed	Stage	Income	Total
	#	$	$	$	$	$	$

Balance, May 31, 2009	68,630,000	68,630	1,030,770	–	(1,451,821)	–	(352,421)
Common stock issued for cash	5,900,000	5,900	171,100	–	–	–	177,000
Common stock issued to settle debt	8,050,000	8,050	342,375	–	–	–	350,425
Stock-based compensation	–	–	746,277	–	–	–	746,277
Common stock subscribed (net of finders’ fees of $8,125)	–	–	–	189,875	–	–	189,875
Net loss for the year	–	–	–	–	(1,163,186)	–	(1,163,186)
Balance, May 31, 2010	82,580,000	82,580	2,290,522	189,875	(2,615,007)	–	(52,030)

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
	Year	Year	February 23, 2006
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2010	2009	2010
	$	$	$

Operating Activities
Net loss	(1,163,186)	(583,400)	(2,615,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	100,645	–	100,645
Stock-based compensation	746,277	–	746,277
Write-down of mineral properties	–	348,221	348,221
Changes in operating assets and liabilities
Amounts receivable	(7,876)	3,239	(11,065)
Prepaid expenses and deposits	(74,103)	–	(48,003)
Accounts payable	172,662	154,602	411,287
Accrued liabilities	(38,692)	8,780	20,163
Due to related parties	1,437	14,915	24,240
Net Cash Used In Operating Activities	(262,836)	(53,643)	(1,023,242)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Net Cash Used In Investing Activities	–	–	(321)
Financing Activities
Proceeds from loans payable	7,000	36,000	43,000
Repayment of loans payable	(15,000)	–	(15,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	375,000	–	1,146,400
Stock issuance costs	(8,125)	–	(8,125)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided by Financing Activities	358,875	36,000	1,120,275
Effects of Exchange Rate Changes on Cash	–	(674)	–
Increase (Decrease) in Cash	96,039	(18,317)	96,712
Cash, Beginning of Period	673	18,990	–
Cash, End of Period	96,712	673	96,712
Non-cash Investing and Financing Activities
Shares issued to settle accounts payable	314,425	–	312,425
Shares issued to settle loans payable	21,000	–	21,000
Shares issued to settle related party debt	15,000	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Year Ended May 31, 2010
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 23, 2006. The Company is an Exploration Stage Company, as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has a working capital deficiency of $52,030 and has accumulated losses of $2,615,007 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has been in the exploration stage since its inception on February 23, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Long-lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	f)	Asset Retirement Obligations

The Company follows the provisions of ASC 410, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Management has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

	i)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	j)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, loans payable, and amount due to a related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

l)	Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. As at May 31, 2009, the Company’s only component of comprehensive income (loss) was foreign currency translation adjustments.

m)	Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP, aside from those issued by the SEC. ASC 105 does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard will be adopted on June 1, 2011 but is not expected to have a material effect on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the beginning after December 15, 2010.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the Company’s financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Properties

a)

On February 27, 2007, the Company entered into a vend-in agreement whereby they agreed to acquire a 90% interest in four mineral licenses in central Labrador, Canada, comprised of 516 mineral claims covering an area of 33,111 acres. On February 28, 2007, the Company issued a $34,000 promissory note and 34,000,000 in common shares with a fair value of $340,000 to acquire this 90% interest. The purchase price included a total of $26,100 in refundable staking security deposits. These deposits were refunded to the Company in February 2008. As at May 31, 2009, the Company wrote off the mineral property acquisition costs of $348,000 due to the uncertainty of establishing proven and probable reserves.

Under the terms of the vend-in agreement, the Company is committed to incurring mineral exploration expenditures of approximately $151,000 (Cdn$150,000) on or before March 1, 2008, $164,459 (Cdn$171,615) on or before March 1, 2009, and $205,574 (Cdn$214,519) on or before March 1, 2010 with the provision that any excess amount spent in one year may be carried forward and applied towards fulfilment of the expenditure requirements of a later year. As at May 31, 2010, the Company has spent $271,711 (Cdn$298,740) on exploration expenditures. These expenditures also qualify as exploration expenditures under the terms of the Company’s mineral exploration licenses.

On August 27, 2009, the vend-in agreement was amended in that the optionor has agreed to waive the remaining required work commitments on the mineral properties subject to the Company incurring sufficient exploration expenditures on the properties to keep them in good standing with the local government.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

3.	Mineral Properties (continued)

Subsequent to the vend-in agreement, the Company acquired an additional 24 mineral claims contiguous to the 516 claims acquired pursuant to the vend-in agreement described above for $501. Pursuant to the vend-in agreement, the Company has a 90% interest in these additional 24 mineral claims and the optionor has a 10% interest.

On March 16, 2010, the Company relinquished its interest in 128 of the mineral claims described above.

b)

On May 17, 2007, the Company purchased a 90% interest in one mineral license in central Labrador, Canada, comprised of 6 claims covering an area of 371 acres for $321 (Cdn$360). As at May 31, 2009, the Company wrote off the mineral property acquisition costs of $321 due to the uncertainty of establishing proven and probable reserves.

4.	Loans Payable

a)

As at May 31, 2010, the Company owes $7,000 (2009 – $15,000) for cash advances received which are non-interest bearing, unsecured and due on demand. During the year ended May 31, 2010, the Company repaid the $15,000 balance that was owed as at May 31, 2009.

b)

On February 24, 2010, the Company settled $21,000 of loans payable outstanding as at May 31, 2009, by issuing 700,000 shares of the Company’s common stock with a fair value of $21,000. Refer to Note 6(d).

5.	Related Party Transactions

	a)	As at May 31, 2010, the Company owes $7,352 (Cdn$7,672) (2009 - $14,915 (Cdn$16,283)) to the President of the Company which is non-interest bearing, unsecured and due on demand.

b)

On February 24, 2010, the Company issued 300,000 shares of common stock with a fair value of $15,000 to settle $9,000 owed to the President of the Company. The Company recorded a loss on settlement of debt of $6,000.

6.	Common Stock

a)

During the year ended May 31, 2010, the Company received stock subscriptions for 6,600,000 shares of common stock at $0.03 per share for proceeds of $198,000. The Company paid finders’ fees of $8,125 related to this private placement. On July 2, 2010, the Company issued the shares. Refer to Note 10.

	b)	On May 10, 2010, the Company issued 5,850,000 shares of common stock with a fair value of $266,425 to settle debt of $175,500. The Company recorded a loss on the settlement of debt of $90,925.

	c)	On February 24, 2010, the Company issued 5,900,000 shares of common stock at $0.03 per share for proceeds of $177,000.

d)

On February 24, 2010, the Company issued 2,200,000 shares of common stock with a fair value of $84,000 to settle debt of $74,280. The Company recorded a loss on the settlement of debt of $9,720. Refer to Notes 4(b) and 5(b).

	e)	As at May 31, 2008, the Company received proceeds of $110,000 for the issuance of 1,100,000 common shares at $0.10 per share.

7.	Stock and Option Compensation Plan

On February 2, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) for its employees pursuant to which the Company is authorized to issue 5,147,250 shares of the Company’s common stock and options to acquire an additional 5,147,250 shares of the Company’s common stock.

On May 28, 2010, the Company granted 5,100,000 stock options to officers, employees and consultants of the at an exercise price of $0.14 per share expiring on May 28, 2015. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 2.10%, an expected volatility of 125%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.15 per share. During the year ended May 31, 2010, the Company recorded stock- based compensation of $746,277 which is included in general and administrative expense.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

7.	Stock and Option Compensation Plan (continued)

A summary of the Company’s stock option activity is as follows:

Aggregate

			Weighted	Intrinsic
		Weighted	Average
		Average	Remaining	Value
		Exercise	Contractual
	Number of	Price	Life (years)	$
	Options	$

Outstanding, May 31, 2008 and 2009	–	–
Granted	5,100,000	0.14

Outstanding and exercisable, May 31, 2010	5,100,000	0.14	4.99	153,000

8.	Commitments

a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

b)

On April 13, 2010, the Company entered into an investor relations agreement with a company whereby it has agreed to pay $1,500 per month effective April 15, 2010. The term of the agreement is one year and may be terminated by the Company or by the investor relations service provider upon 30 days written notice to the other party.

9.	Income Taxes

The Company has net operating losses carried forward of $1,148,153 available to offset taxable income in future years which expires beginning in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2010	2009
	$	$
Income tax recovery at statutory rate	(395,483)	(198,356)
Permanent differences	287,953	–
Valuation allowance change	107,530	198,356
Provision for income taxes	–	–

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
Years Ended May 31, 2009 and 2008
(Expressed in U.S. dollars)

The significant components of deferred income tax assets and liabilities at May 31, 2010 and 2009, are as follows:

	2010	2009
	$	$
Mineral property costs	210,777	201,557
Net operating losses carried forward	390,372	292,062
Gross deferred income tax assets	601,149	493,619
Valuation allowance	(601,149)	(493,619)
Net deferred income tax asset	–	–

10.	Subsequent Events

a)

Subsequent to May 31, 2010, the Company received stock subscriptions for 9,350,000 shares at $0.03 per share for proceeds of $280,500. On July 2, 2010, the Company issued 15,950,000 shares at $0.03 per share for total proceeds of $478,500, of which $198,000 was received prior to May 31, 2010. The Company paid finders’ fees of $37,350 in relation to this private placement. Refer to Note 6(a).

	b)	On August 9, 2010 the Company issued 100,000 shares at $0.03 per share for proceeds of $3,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

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

As at May 31, 2010, the end of the year covered by this annual report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

There have been no changes in our internal control over financial reporting during the year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed
Lee Costerd	President, Chief Executive Officer, Chief	57	February 23, 2006
	Financial Officer and Director
Luke Rich	Vice President, Exploration and Business	45	June 14, 2010
	Development

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

Luke Rich

Mr. Rich is a member of the Innu Nation and Mushuau Innu First Nations and is a former VP of the Innu Nation. Prior to joining Wolverine, Mr. Rich was also Co-CEO of the Innu Development Limited Partnership (“IDLP”) from October 2007 to April 2010. IDLP participated in the construction of the mine and mill for the Voisey Bay Nickel Project. Mr. Rich is also a board member of various IDLP owned companies including Innu Mikun Airlines, Innu Keiwit Constructor LP and the Innu/SNC Lavalin Partnership.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2010 and 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Lee Costerd Chief Executive Officer, Chief Financial Officer and Director)	2010 2009	28,025 27,145	Nil Nil	Nil Nil	88,207 Nil	Nil Nil	Nil Nil	Nil Nil	116,232 27,145

*	Calculated using the Black-Scholes option-pricing model. Please see Note 7 of the financial statements for the year ended May 31, 2010.

Stock Options/SAR Grants

During the period from inception (February 23, 2006) to May 31, 2010, we granted 1,100,000 stock options options with an exercise price of $0.14 per share and an expiry date of May 28, 2015 to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2010 or May 31, 2009 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended May 31, 2010.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 30, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lee Costerd 4055 McLean Road Quesnel, British Columbia	4,275,000	4.3%
Luke Rich P.O. Box 65 Natuashish, NL A0P 1A0	875,000	0.89%
Directors and Officers as a Group	5,150,000	5.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 31, 2010. As of August 31, 2010, there were 98,630,000 shares of our company’s common stock issued and outstanding.

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

Director Independence

We currently act with two directors, Mr. Lee Costerd and Mr. Luke Rich. We have determined that we do not have a director that qualifies as an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2010 and 2009 and for fiscal year ended May 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended May 31
	2010 ($)	2009 ($)
Audit Fees	CDN $11,200	$10,000(1) CDN$8,400(2)
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil

Year Ended May 31
	2010 ($)	2009 ($)
All Other Fees	Nil	Nil
Total	CDN $11,200	$10,000 CDN$8,400

(1)	Paid to Mendoza Berger & Company LLP.

(2)	Paid to Saturna Group Chartered Accountants LLP.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: August 31, 2010	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)