Form 10-Q
period 2010-08-31
Wolverine Exploration Inc.
filed 2010-10-15
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010
or

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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 98,630,000 common shares issued and outstanding as of October 15, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Wolverine Exploration Inc.
(An Exploration Stage Company)
August 31, 2010
(expressed in U.S. dollars)
(unaudited)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2010	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	183,907	96,712
Amounts receivable	12,140	11,065
Due from related party (Note 5)	5,340	–
Prepaid expenses and deposits	92,021	74,103

Total Current Assets	293,408	181,880

Property and equipment (Note 3)	3,631	–

Total Assets	297,039	181,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	252,317	199,395
Accrued liabilities	20,820	20,163
Loans payable (Note 4)	–	7,000
Due to related party (Note 5)	–	7,352

Total Liabilities	273,137	233,910

Going Concern (Note 1)
Subsequent Event (Note 9)

Stockholders’ Equity (Deficit)

Common stock, 200,000,000 shares authorized, $0.001 par value 98,630,000 and 82,580,000 shares issued and outstanding, respectively	98,630	82,580
Additional paid-in capital	2,712,797	2,290,522
Common stock subscribed (Note 6)	67,500	189,875
Deficit accumulated during the exploration stage	(2,855,025)	(2,615,007)

Total Stockholders’ Equity (Deficit)	23,902	(52,030)

Total Liabilities and Stockholders’ Equity (Deficit)	297,039	181,880

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three months	Three months	February 23, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2010	2009	2010
	$	$	$

Revenue	–	–	–

Expenses

Foreign exchange loss (gain)	(1,387)	(227)	16,819
General and administrative	99,971	52,310	1,976,195
Mineral exploration costs	141,434	–	413,145
Write-down of mineral property costs	–	–	348,221

Total Expenses	240,018	52,083	2,754,380

Loss Before Other Expenses	(240,018)	(52,083)	(2,754,380)

Other Expenses

Loss on settlement of debt	–	–	(100,645)

Net Loss	(240,018)	(52,083)	(2,855,025)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	93,006,000	68,630,000

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three months	Three months	February 23, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2010	2009	2010
	$	$	$

Operating Activities
Net loss	(240,018)	(52,083)	(2,855,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	271	–	271
Loss on settlement of debt	–	–	100,645
Stock-based compensation	–	–	746,277
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	(1,075)	(2,139)	(12,140)
Prepaid expenses and deposits	(17,918)	(3,447)	(65,921)
Accounts payable	52,922	20,683	464,209
Accrued liabilities	657	–	20,820
Due to related party	(12,692)	1,142	11,548
Net Cash Used In Operating Activities	(217,853)	(35,844)	(1,241,095)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Bank indebtedness	–	671	–
Purchase of property and equipment	(3,902)	–	(3,902)
Net Cash Provided By (Used In) Investing Activities	(3,902)	671	(4,223)
Financing Activities
Proceeds from loans payable	–	–	43,000
Repayment of loans payable	(7,000)	(15,000)	(22,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	358,500	49,500	1,504,900
Stock issuance costs	(42,550)	–	(50,675)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	308,950	34,500	1,429,225
Increase (Decrease) in Cash	87,195	(673)	183,907
Cash, Beginning of Period	96,712	673	–
Cash, End of Period	183,907	–	183,907

Supplementary Cash Flow Information (Note 8)

(The accompanying notes are an integral part of these financial statements)

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2010
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

The accompanying financial statements of Wolverine Exploration Inc.(the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has accumulated losses of $2,855,025 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on June 1, 2010 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			August 31, 2010	May 31, 2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Equipment	3,902	271	3,631	–

4.	Loans Payable

As at August 31, 2010, the Company owes $nil (May 31, 2010 – $7,000) for cash advances received which are non-interest bearing, unsecured and due on demand. During the three months ended August 31, 2010, the Company repaid the $7,000 balance that was owed as at May 31, 2010.

5.	Related Party Transactions

As at May 31, 2010, the Company owed $7,352 (Cdn$7,672) to the President of the Company which is non- interest bearing, unsecured and due on demand. During the three months ended August 31, 2010, the Company repaid Cdn$7,672 to the President and provided an advance of $5,340 to the President of the Company for future expenses to be incurred on behalf of the Company.

Wolverine Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2010
(Expressed in U.S. dollars)
(unaudited)

6.	Common Stock

a)

During the three months ended August 31, 2010, the Company received stock subscriptions for 1,500,000 shares of common stock at $0.05 per share for gross proceeds of $75,000, which is included in common stock subscribed. The Company incurred finder’s fees of $7,500 in relation to the shares subscribed.

	b)	On August 9, 2010, the Company issued 100,000 shares at $0.03 per share for proceeds of $3,000.

c)

On July 2, 2010, the Company issued 15,950,000 shares of common stock at $0.03 per share for gross proceeds of $478,500, of which $198,000 was received prior to May 31, 2010 and included in common stock subscribed. The Company paid finders’ fees of $35,050 in relation to this private placement.

7.	Stock Options

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options		Life (years)
		$		$
Outstanding and exercisable, May 31, 2010 and August 31, 2010	5,100,000	0.14	4.74	–

8.	Supplementary Cash Flow Information

			Accumulated from
	Three months	Three months	February 23, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2010	2009	2010
	$	$	$

Non-cash Investing and Financing Activities

Shares issued to settle accounts payable	–	–	312,425
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

9.	Subsequent Event

Subsequent to August 31, 2010, the Company received stock subscriptions for 4,200,000 shares at $0.05 per share for proceeds of $210,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc. (“Shenin”), a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we are required to incur the following expenditures on the claims: (i) CDN$150,000 on or before March 1, 2008; (ii) CDN$200,000 on or before March 1, 2009, and (iii) CDN$250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time. To date, we have incurred expenditures of $413,145.

On August 15, 2007, we registered our company as an extra-provincially registered company in the Province of Newfoundland and Labrador for the purpose of being able to register the Claims in the name of our company and for the purpose of being able to conduct our business in the Province of Newfoundland and Labrador.

Subsequent to the vend-in agreement, Richard Haderer, a consultant of Wolverine, staked twenty-four (24) additional mineral claims on behalf of Wolverine. The staking costs for these additional claims was CDN$1,440 and the additional claims are contiguous to the 516 claims acquired pursuant to the vend-in agreement.

On August 27, 2009 we signed an amending agreement with Shenin. which waives all of the remaining work commitments required under the vend-in agreement subject to us incurring sufficient exploration expenditures on the claims to keep them in good standing with the Province of Newfoundland and Labrador.

In March 2010, as a result of the exploration carried out to date, Wolverine reduced the number of claims by 128 in order to concentrate its exploration efforts on the claims with anomalous mineralization.

In June 2010, Ed Montague, transferred 37 claims to Wolverine which had been staked on behalf of Wolverine. Wolverine now holds a 90% interest and Shenin holds a 10% interest in a total of 449 claims.

Our Current Business

We are an exploration stage company engaged in the business of acquisition and exploration of base and precious metal mineral properties. Our current exploration is focused on mineral properties located in Labrador, Canada. We have not yet determined whether the Labrador claims contain mineral reserves that are economically recoverable.

For the three month period ended August 31, 2010, we incurred exploration costs of $141,434.

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

Not accounting for our working capital of $20,271, we require additional funds of approximately $188,000 (CDN$190,000) at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. Wolverine has raised the necessary funds pursuant a recent private placement.

Our auditors have issued a going concern opinion for our year ended May 31, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $183,907, working capital in the amount of $20,271 as of August 31, 2010, and $210,000 in equity financing raised subsequently, we have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Exploration Plan

Our plan of operation for the next 12 months is to complete an induced polarization (IP) survey over two selected areas beginning in October and which will be followed up with a winter drill program. The cost of the IP Survey and the drilling program is estimated at $188,000 (Cdn $190,000).

As at August 31, 2010, we had a cash balance of $183,907 and working capital of $20,271. Wolverine raised $210,000 in additional funds subsequent to the end of the quarter on a private placement to complete the plan of operation.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2011.

Corporate Offices

We do not own any real property. Our principal business office is located at 4055 McLean Road, Quesnel, British Columbia, Canada, V2J 6V5. The Company also maintains an office in Richmond, British Columbia at a cost of CDN$1,000 per month. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

Employees

Currently we do not have any employees. The Company utilizes consultants for the management, regulatory, administration, investor relations and geological functions of the Company. We do not expect any material changes in the number of employees over the next 12 month period. We will continue to retain consultants as required.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Mineral Property Costs

Our company has been in the exploration stage since inception on February 23, 2006 and have not yet realized any revenues from its operations. We are primarily engaged in the acquisition and exploration of mineral exploration properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred. Our company assesses the carrying costs for impairment under ASC 360, “Property, Plant and Equipment” at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Results of Operations

Three Months Ended August 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2010 which are included herein.

Three month summary ending August 31, 2010 and 2009

		Three Months Ended
		August 31
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$240,018		$52,083
Net Loss		$(240,018)		$(52,083)

Expenses

Our operating expenses for the three month periods ended August 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	August 31
	2010	2009
Foreign exchange loss (gain)	$(1,387)	$(227)
General and administrative	$99,971	$52,310
Mineral exploration costs	$141,434	$–

Operating expenses for the three months ended August 31, 2010 increased compared to the comparative period in 2009 primarily due to an increase in financing and exploration activities.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At	At
	August 31,	May 31,
	2010	2010
Current assets	$293,408	$181,880
Current liabilities	273,137	233,910
Working capital	$20,271	$(52,030)

Cash Flows

	Three Months Ended
	August 31	August 31
	2010	2009
Net Cash Used in Operating Activities	$(217,853)	$(35,844)
Net Cash Used in Investing Activities	(3,902)	671
Net Cash Provided by Financing Activities	308,950	34,500
Net increase (decrease) in cash during period	$87,195	$(673)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2010, was $217,853 compared to $35,844 during the three months ended August 31, 2009. The significant increase in cash used in operating activities was main due to $141,434 incurred for mineral exploration costs compared to $nil in the comparable period.

Financing Activities

During the three months ended August 31, 2010, we received $358,500 through the issuance of shares/shares subscribed in private placements, paid share issuance costs in the amount of $42,550 and repaid loans in the amount of $7,000. In the comparable period, the Company received $49,500 through the issuance of shares in a private placement and repaid a loan in the amount of $15,000.

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

Recent Accounting Standards

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard on June 1, 2010 did not have a material effect on the Company’s financial statements.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2010, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 20, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $5,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective August 24, 2010, we issued 500,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $25,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective August 25, 2010, we issued 500,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $25,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective August 30, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $5,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective August 30, 2010, we issued 250,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $12,500. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective August 31, 2010, we issued 400,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $20,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective August 31, 2010, we issued 500,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $25,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective September 3, 2010, we issued 250,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $12,500. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective September 7, 2010, we issued 600,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $30,000. We have issued all of securities to two U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective September 10, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $5,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective September 14, 2010, we issued 600,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $30,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective September 15, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $5,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective September 15, 2010, we issued 500,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $25,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective September 21, 2010, we issued 200,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $10,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective September 23, 2010, we issued 300,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $15,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective October 1, 2010, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $5,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective October 4, 2010, we issued 600,000 shares of our common stock in a private placement at a purchase price of $0.05 raising gross proceeds of $30,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: October 15, 2010	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)