Form 10-Q
period 2010-11-30
Wolverine Exploration Inc.
filed 2011-01-14
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010
or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to___________________

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
104,330,000 common shares issued and outstanding as of January 14, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended November 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
November 30, 2010
(expressed in U.S. dollars)
(unaudited)

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2010	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	152,829	96,712
Amounts receivable	16,299	11,065
Due from related party (Note 5)	3,601	–
Prepaid expenses and deposits	91,790	74,103

Total Current Assets	264,519	181,880

Property and equipment (Note 3)	4,070	–

Total Assets	268,589	181,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	200,610	199,395
Accrued liabilities	36,899	20,163
Loans payable (Note 4)	–	7,000
Due to related party (Note 5)	–	7,352

Total Liabilities	237,509	233,910

Going Concern (Note 1)

Stockholders’ Equity (Deficit)

Common stock, 200,000,000 shares authorized, $0.001 par value 104,330,000 and 82,580,000 shares issued and outstanding, respectively	104,330	82,580
Additional paid-in capital	2,973,097	2,290,522
Common stock subscribed	–	189,875
Deficit accumulated during the exploration stage	(3,046,347)	(2,615,007)

Total Stockholders’ Equity (Deficit)	31,080	(52,030)

Total Liabilities and Stockholders’ Equity (Deficit)	268,589	181,880

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Six Months	Six Months	February 23, 2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	395	–	666	–	666
Foreign exchange loss	3,185	3,998	1,798	3,771	20,004
General and administrative	89,600	67,680	189,300	119,990	2,065,524
Mineral exploration costs	98,142	22,799	239,576	22,799	511,287
Write-down of mineral property costs	–	–	–	–	348,221

Total Expenses	191,322	94,477	431,340	146,560	2,945,702

Loss Before Other Expenses	(191,322)	(94,477)	(431,340)	(146,560)	(2,945,702)

Other Expenses

Loss on settlement of debt	–	–	–	–	(100,645)

Net Loss	(191,322)	(94,477)	(431,340)	(146,560)	(3,046,347)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	100,259,000	68,630,000	96,613,000	68,630,000

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	February 23, 2006
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	to November 30,
	2010	2009	2010
	$	$	$

Operating Activities
Net loss	(431,340)	(146,560)	(3,046,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	666	–	666
Loss on settlement of debt	–	–	100,645
Stock-based compensation	–	–	746,277
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities:
Amounts receivable	(5,234)	(1,145)	(16,299)
Prepaid expenses and deposits	(17,687)	(17,927)	(65,690)
Accounts payable	1,215	21,258	412,502
Accrued liabilities	16,736	17,852	36,899
Due to related party	(10,953)	1,897	13,287
Net Cash Used In Operating Activities	(446,597)	(124,625)	(1,469,839)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	(4,736)	–	(4,736)
Net Cash Used In Investing Activities	(4,736)	–	(5,057)
Financing Activities
Proceeds from loans payable	–	–	43,000
Repayment of loans payable	(7,000)	(15,000)	(22,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	568,500	141,000	1,714,900
Stock issuance costs	(54,050)	–	(62,175)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	507,450	126,000	1,627,725
Increase in Cash	56,117	1,375	152,829
Cash, Beginning of Period	96,712	673	–
Cash, End of Period	152,829	2,048	152,829

Supplementary Cash Flow Information (Note 8)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has accumulated losses of $3,046,347 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Property and Equipment

November 30,
			2010	May 31, 2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Equipment	4,736	666	4,070	–

4.	Loans Payable

As at November 30, 2010, the Company owes $nil (May 31, 2010 – $7,000) for cash advances received which are non-interest bearing, unsecured and due on demand. During the six months ended November 30, 2010, the Company repaid the $7,000 balance that was owed as at May 31, 2010.

5.	Related Party Transactions

As at May 31, 2010, the Company owed $7,352 (Cdn$7,672) to the President of the Company which is non- interest bearing, unsecured and due on demand. During the six months ended November 30, 2010, the Company repaid Cdn$7,672 to the President and provided an advance of $3,601 to the President of the Company for future expenses to be incurred on behalf of the Company.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2010
(Expressed in U.S. dollars)
(unaudited)

6.	Common Stock

	a)	On November 14, 2010, the Company issued 5,700,000 shares at $0.05 per share for gross proceeds of $285,000. The Company paid finder’s fees of $19,000 in relation to this private placement.

	b)	On August 9, 2010, the Company issued 100,000 shares at $0.03 per share for proceeds of $3,000.

c)

On July 2, 2010, the Company issued 15,950,000 shares of common stock at $0.03 per share for gross proceeds of $478,500, of which $198,000 was received prior to May 31, 2010 and included in common stock subscribed. The Company paid finders’ fees of $35,050 in relation to this private placement.

7.	Stock Options

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding and exercisable, May 31, 2010 and November 30, 2010	5,100,000	0.14	4.49	–

8.	Supplementary Cash Flow Information

			Accumulated from
	Six months	Six months	February 23, 2006
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	to November 30,
	2010	2009	2010
	$	$	$

Non-cash Investing and Financing Activities

Shares issued to settle accounts payable	–	–	312,425
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

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

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc. (“Shenin”), a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador, Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we are required to incur the following expenditures on the claims: (i) CDN$150,000 on or before March 1, 2008; (ii) CDN$200,000 on or before March 1, 2009, and (iii) CDN$250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador, Canada that Shenin may obtain an interest in from time to time. To date, we have incurred expenditures of $511,287.

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

For the six month period ended November 30, 2010, we incurred exploration costs of $239,576.

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

Not accounting for our working capital of $27,010, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. Wolverine has raised the necessary funds pursuant a recent private placement and the refund of a security deposit form the Government of Newfoundland and Labrador.

Our auditors have issued a going concern opinion for our year ended May 31, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $152,829, working capital in the amount of $27,010 as of November 30, 2010, and $87,000 subsequently from a refund of a security deposit, we have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Exploration Plan

Our plan of operation for the next 12 months is to complete a winter drill program. The cost of the drilling program is estimated at $100,000.

As at November 30, 2010, we had a cash balance of $152,829 and working capital of $27,010. Wolverine received $87,000 in additional funds subsequent to the end of the quarter on the refund of a security bond.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2011.

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

Results of Operations

Three Months Ended November 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2010 which are included herein.

Three month summary ending November 30, 2010 and 2009

		Three Months Ended
		November 30
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$191,322		$94,477
Net Loss		$(191,322)		$(94,477)

Six month summary ending November 30, 2010 and 2009

		Six Months Ended
		November 30
		2010		2009
Revenue	$	Nil	$	Nil
Operating Expenses		$431,340		$146,560
Net Loss		$(431,340)		$(146,560)

Expenses

Our operating expenses for the three month period ended November 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended
	November 30
	2010	2009
Depreciation	$395	$–
Foreign exchange loss (gain)	$3,185	$3,998
General and administrative	$89,600	$67,680
Mineral exploration costs	$98,142	$22,799

Operating expenses for the three months ended November 30, 2010 increased compared to the comparative period in 2009 primarily due to an increase in financing and exploration activities.

Our operating expenses for the six month periods ended November 30, 2010 and 2009 are outlined in the table below:

	Six Months Ended
	November 30
	2010	2009
Depreciation	$666	$–
Foreign exchange loss	$1,798	$3,771
General and administrative	$189,300	$119,990
Mineral exploration costs	$239,576	$22,799

Operating expenses for the six months ended November 30, 2010 increased compared to the comparative period in 2009 primarily due to an increase in financing and exploration activities.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	November 30,	May 31,
	2010	2010
Current assets	$264,519	$181,880
Current liabilities	237,509	233,910
Working capital (deficit)	$27,010	$(52,030)

Cash Flows

	Six Months Ended
	November 30	November 30
	2010	2009
Net Cash Used in Operating Activities	$(446,597)	$(124,625)
Net Cash Used in Investing Activities	(4,736)	-
Net Cash Provided by Financing Activities	507,450	126,000
Net increase in cash during period	$56,117	$1,375

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2010, was $446,597 compared to $124,625 during the six months ended November 30, 2009. The significant increase in cash used in operating activities was mainly due to $239,576 incurred for mineral exploration costs compared to $22,799 in the comparable period.

Financing Activities

During the six months ended November 301, 2010, we received $568,500 through the issuance of shares/shares subscribed in private placements, paid share issuance costs in the amount of $54,050 and repaid loans in the amount of $7,000. In the comparable period, the Company received $141,000 through the issuance of shares in a private placement and repaid a loan in the amount of $15,000.

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

As of November 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2010, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: January 14, 2011	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)