Form 10-K/A
period 2010-05-31
Wolverine Exploration Inc.
filed 2011-03-29
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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
Yes [   ]     No[x]

The value of Common Stock held by non-affiliates of the Registrant on March 28, 2011 was $ 4,982,263 , based on a market price of $0. 05 per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

104,330,0000 shares of common stock issued & outstanding as of August 31, 2010

     DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our company is filing this Form 10-K/A for the year ended May 31, 2010 to amend History of Labrador and the Labrador Claims, Compliance with Government Regulation, Exploration Plan and Controls and Procedures. This amended report does not reflect events occurring after the filing of the Form 10-K on March 29, 2011, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

Exploration History

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

Work on the Property during June of 2010 consisted of prospecting, sampling and geological reconnaissance on and around electro-magnetic and radiometric anomalies that were identified during the 2007 airborne survey. Earlier sampling on rock cuts along the highway had shown values in Cu and Au that warranted further exploration.

Continued prospecting during July 2010 on other areas of the property has revealed additional outcrops containing malachite alteration on the western end of the property near anomaly number one.

In August and September 2010 a follow up program of diamond drilling was contracted to an Ontario Drilling Company and a total of 522.5 meters was drilled in 6 holes.

In November and December 2010 an induced polarization (IP) Survey was completed on the Property. The survey was conducted on two grids located on the Property. Grid 1 consisted of 19, 1.6 km lines oriented at 360 degrees. 5 of those lines were cut short (1.2 km) due to a large lake that was not completely frozen at the time of the survey and was considered unsafe. A 1.8 km base line oriented at 090 Degrees crossed the centre of the grid. Grid 2 consisted of 13 lines that varied from ~750 m, in the south to 1500 m in the north. The lines were oriented at 090 degrees with a baseline 1.2 km long, oriented at 360 Degrees.

Exploration Results

Disseminated mineralization consisting mainly of pyrite, pyrrhotite and chalcopyrite were detected in several areas of the property. Mineralization was first noted in roadside rock cuts, samples were taken but the GPS location was not recorded as none were available, only a generalized location within several metres was given to the geologist.

After Wolverine acquired the property an airborne survey was completed and several anomalies were detected. Wolverine then engaged a geologist to supervise the prospecting, trenching and drilling program. Prospecting revealed other zones of disseminated mineralization, mainly in rock cuts along the highway which had the best exposure as most of the property is covered by marsh and forested overburden.

Diamond drilling on two airborne anomalous areas revealed disseminated mineralization in four of the six drill holes.

Wolverine then conducted an induced polarization (IP) survey on two selected areas that detected 23 anomalous zones. Plans are underway to conduct an additional drill program to test the strongest areas later this spring.

Quality Assurance/Quality Control

All drill core samples were cut lengthwise with a rock saw. Half of the sample was retained for future reference and the other was sent by Canada Post, insured and delivered to the Laboratory. Sample sections were measured by depth markers in the core boxes and confirmed by the geologist. Results were mailed back to the geologist and confirmed by the chief chemist’s signature. A portion of the laboratory sample was retained at the laboratory for a period of one year.

Surface bedrock sample sites were selected by geologists and prospectors. GPS readings recorded the locations. Samples were stored in new industrial plastic sample bags with the sample number which was also recorded in note books. Samples were again sent by Canada Post with the same procedure noted above.

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

Wolverine obtained a permit from the Government of Newfoundland for the recently completed IP Survey. The provisions of this permit included 24 hour prior notification of mobilizing equipment to the project area; two day prior notification of completion of the exploration activity; a brief update of the progress of the exploration program when it is completed as well as complying with the Mineral Regulations of the Province of Newfoundland and Labrador. Wolverine has commenced the process to obtain exploration permit for the 2011 spring drilling program.

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

Exploration Plan

Wolverine recently completed an induced polarization (IP) Survey which was conducted by Abitibi Geophysics. Abitibi Geophysics has been providing geophysical services to the mineral exploration industry for over 25 years. Their expertise ranges from detecting precious and base metal deposits to exploring for diamonds and uranium. Val-d'Or-based Abitibi Geophysics mainly conducts surveys in Canada, but also provides exploration services to the international market.

The Abitibi report on the IP Survey recommends a total of 11 drillholes (or 600 m of drilling) to test the best targets. Wolverine will conduct this drill program during April-May of 2011 at an estimated cost of $160,000. The drilling will be conducted by Ultralight Drilling Systems. Ultralight Drilling Systems is a Canadian-based company owned and managed by Wayne Parnell. The focus of Ultralight Drilling Systems is to fabricate and support complete man-portable, light-weight drilling systems for exploration, prospecting and development work in the mining industry. Mr. Parnell has an extensive and diversified portfolio in the drilling and exploration industry. Mr. Parnell has used and promoted man-potrable drilling equipment since 1980 because of the benefits to both the contractor and client.

The drilling program will be supervised by Ed Montague the project geologist. Mr. Montague graduated from Memorial University in 1959 and for the past 49 years has been a geologist for projects located in Canada and International and as a government geologist and a mineral industry analyst for the Province of Newfoundland and Labrador.

The drilling program will be funded by cash on hand and through funds raised pursuant to a private placement.

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

Item 9A (T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2010, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

(1)

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

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2010.

Changes in Internal Control

During the quarter ended May 31, 2010 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: March 29, 2011	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)