Form 10-Q
period 2011-02-28
Wolverine Exploration Inc.
filed 2011-04-12
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011
or

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
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 104,330,000 common shares issued and outstanding as of April 12, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended February 28, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
February 28, 2011
(expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2011	2011
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	73,423	96,712
Amounts receivable	15,805	11,065
Prepaid expenses and deposits	9,034	74,103
Total Current Assets	98,262	181,880

Property and equipment (Note 3)	4,624	–
Total Assets	102,886	181,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	232,532	199,395
Accrued liabilities	–	20,163
Loans payable (Note 4)	–	7,000
Due to related party (Note 5)	3,069	7,352
Total Liabilities	235,601	233,910

Going Concern (Note 1)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, $0.001 par value 104,330,000 and 82,580,000 shares issued and outstanding, respectively	104,330	82,580
Additional paid-in capital	2,973,097	2,290,522
Common stock subscribed	–	189,875
Deficit accumulated during the exploration stage	(3,210,142)	(2,615,007)
Total Stockholders’ Deficit	(132,715)	(52,030)
Total Liabilities and Stockholders’ Deficit	102,886	181,880

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	February 23, 2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	February 28,	February 28,	February 28,	February 28,	To February 28,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	436	–	1,102	–	1,102
Foreign exchange loss (gain)	(2,008)	2,241	(210)	6,012	17,996
General and administrative	119,872	74,694	309,172	194,684	2,185,396
Mineral exploration costs	45,496	97	285,072	22,896	556,782
Write-down of mineral property costs	–	–	–	–	348,221

Total Expenses	163,795	77,032	595,135	223,592	3,109,497

Loss Before Other Expense	(163,795)	(77,032)	(595,135)	(223,592)	(3,109,497)

Other Expense

Loss on settlement of debt	–	(26,220)	–	(26,220)	(100,645)

Net Loss	(163,795)	(103,252)	(595,135)	(249,812)	(3,210,142)

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	–

Weighted Average Shares Outstanding	104,330,000	68,990,000	99,156,740	68,749,000

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine months	Nine months	February 23, 2006
	Ended	Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2011	2010	2011
	$	$	$

Operating Activities
Net loss	(595,135)	(249,812)	(3,210,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,102	–	1,102
Loss on settlement of debt	–	26,220	100,645
Stock-based compensation	–	–	746,277
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	(4,740)	(1,654)	(15,805)
Prepaid expenses and deposits	65,069	(2,284)	17,066
Accounts payable	32,137	60,405	444,424
Accrued liabilities	(20,163)	5,923	–
Due to related party	(4,283)	709	19,957
Net Cash Used In Operating Activities	(525,013)	(160,493)	(1,548,255)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	(5,726)	–	(5,726)
Net Cash Used In Investing Activities	(5,726)	–	(6,047)
Financing Activities
Proceeds from loans payable	–	–	43,000
Repayment of loans payable	(7,000)	(15,000)	(22,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	568,500	177,000	1,714,900
Stock issuance costs	(54,050)	–	(62,175)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	507,450	162,000	1,627,725
Increase (Decrease) in Cash	(23,289)	1,507	73,423
Cash, Beginning of Period	96,712	673	–
Cash, End of Period	73,423	2,180	73,423

Supplementary Cash Flow Information (Note 8)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has a working capital deficit of $137,339 and accumulated losses of $3,210,142 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Property and Equipment

			February 28,	May 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Equipment	5,726	1,102	4,624	–

4.	Loans Payable

As at February 28, 2011, the Company owes $nil (May 31, 2010 – $7,000) for cash advances received which are non- interest bearing, unsecured and due on demand. During the nine months ended February 28, 2011, the Company repaid the $7,000 balance that was owed as at May 31, 2010.

5.	Related Party Transactions

As at February 28, 2011, the Company owed $3,069 (May 31, 2010 - $7,352 (Cdn$7,672)) to the President of the Company which is non-interest bearing, unsecured and due on demand.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2011
(Expressed in U.S. dollars)
(unaudited)

6.	Common Stock

	a)	On November 14, 2010, the Company issued 5,700,000 shares at $0.05 per share for proceeds of $285,000. The Company paid finder’s fees of $19,000 in relation to this private placement.

	b)	On August 9, 2010, the Company issued 100,000 shares at $0.03 per share for proceeds of $3,000.

c)

On July 2, 2010, the Company issued 15,950,000 shares of common stock at $0.03 per share for gross proceeds of $478,500, of which $198,000 was received prior to May 31, 2010 and included in common stock subscribed. The Company paid finders’ fees of $35,050 in relation to this private placement.

7.	Stock Options

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual Life	Value
	Options	$	(years)	$

Outstanding and exercisable, May 31, 2010 and February 28, 2011	5,100,000	0.14	4.25	–

8.	Supplementary Cash Flow Information

			Accumulated from
	Nine months	Nine months	February 23, 2006
	Ended	Ended	(Date of Inception)
	February 28,	February 28,	to February 28,
	2011	2010	2011
	$	$	$

Non-cash Investing and Financing Activities

Shares issued to settle accounts payable	–	100,500	312,425
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

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

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006 and is quoted on the OTCQB under the symbol WOLV.

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

On August 27, 2009 we signed an amending agreement with Shenin. which waives all of the remaining work commitments required under the vend-in agreement subject to us incurring sufficient exploration expenditures on the claims to keep them in good standing with the Province of Newfoundland and Labrador. To date, we have incurred expenditures of $556,782.

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

For the nine month period ended February 28, 2011, we incurred exploration costs of $285,072.

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

Not accounting for our working capital deficiency of $137,339, we require additional funds of approximately $160,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. Wolverine has raised the necessary funds pursuant a recent private placement and the refund of a security deposit form the Government of Newfoundland and Labrador.

Our auditors have issued a going concern opinion for our year ended May 31, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $73,423 and a working capital deficiency in the amount of $137,339 as of February 28, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at February 28, 2011, we had a cash balance of $73,423 and a working capital deficiency of $137,339.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2012.

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

Results of Operations

Three Months Ended February 28, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2011 which are included herein.

Three month summary ending February 28, 2011 and 2010

		Three Months Ended
		February 28
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$163,795		$77,032
Net Loss		$(163,795)		$(103,252)

Nine month summary ending February 28, 2011 and 2010

		Nine Months Ended
		February 28
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$595,135		$223,592
Net Loss		$(595,135)		$(249,812)

Expenses

Our operating expenses for the three month periods ended February 28, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	February 28
	2011	2010
Depreciation	$436	$–
Foreign exchange loss (gain)	$(2,008)	$2,241
General and administrative	$119,872	$74,694
Mineral exploration costs	$45,496	$97

Operating expenses for the three months ended February 28, 2011 increased compared to the comparative period in 2010 primarily due to an increase in financing and exploration activities.

Our operating expenses for the nine month periods ended February 28, 2011 and 2010 are outlined in the table below:

	Nine Months Ended
	February 28
	2011	2010
Depreciation	$1,102	$–
Foreign exchange loss	$(210)	$6,012
General and administrative	$309,172	$194,684
Mineral exploration costs	$285,072	$22,896

Operating expenses for the nine months ended February 28, 2011 increased compared to the comparative period in 2010 primarily due to an increase in financing and exploration activities.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	February 28,	May 31,
	2011	2010
Current assets	$98,262	$181,880
Current liabilities	235,601	233,910
Working capital (deficit)	$(137,339)	$(52,030)

Cash Flows

	Nine Months Ended
	February 28
	2011	2010
Net Cash Used in Operating Activities	$(525,013)	$(160,493)
Net Cash Used in Investing Activities	(5,726)	-
Net Cash Provided by Financing Activities	507,450	162,000
Net increase (decrease) in cash during period	$(23,289)	$1,507

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2011, was $525,013 compared to $160,493 during the nine months ended February 28, 2010. The significant increase in cash used in operating activities was mainly due to $285,072 incurred for mineral exploration costs compared to $22,896 in the comparable period.

Financing Activities

During the nine months ended February 28, 2011, we received $568,500 through the issuance of shares/shares subscribed in private placements, paid share issuance costs in the amount of $54,050 and repaid loans in the amount of $7,000. In the comparable period, the Company received $177,000 through the issuance of shares in a private placement and repaid a loan in the amount of $15,000.

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

As of February 28, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K and 10-K/A for the year ended May 31, 2010, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2010 financial statements, our company was incorporated on February 23, 2006, and does not have a history of earnings, and as a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: April 12, 2011	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)