Form 10-K
period 2011-05-31
Wolverine Exploration Inc.
filed 2011-09-09
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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
Yes [   ]     No [X]

The value of Common Stock held by non-affiliates of the Registrant on September 8, 2011 was $3,587,734 based on a market price of $0.036 per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
104,330,000 shares of common stock issued & outstanding as of September 8, 2011

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

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc. (“Shenin”), a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we were required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time. To date, we have incurred expenditures of $559,472.

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

Employees

Currently we do not have any employees The Company utilizes consultants for the management, regulatory, administrative, investor relations and geological functions of the Company. We do not expect any material changes in the number of employees over the next 12 month period. We will continue to retain consultants as required.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2011 financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue and has a working capital deficiency. As a result, our company’s auditor have expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 1B.         Unresolved Staff Comments

None.

Item 2.           Properties

We do not own any real property. Our principal business offices are located at 4055 McLean Road, Quesnel, British Columbia, Canada, V2J 6V5. Our office space is currently provided by a relative of a director of our company at a no cost. We believe that our current lease arrangements provide adequate space for our foreseeable future needs. In addition, Cdn $1,000 per month is paid to Texada Consulting Inc. for an administrative office located in Richmond, BC.

Item 3.           Legal Proceedings

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

Item 4.           Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended May 31, 2011.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Public Market for Common Stock

Our stock is quoted on the OTCQB and OTCBB under the symbol WOLV.

Stockholders of Our Common Shares

As of the date of this annual report, we have 91 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2011.

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

On August 18, 2011, the list of stockholders for our shares of common stock showed 91 registered stockholders and 104,330,000 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2011.

Recent Sales of Unregistered Securities

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

Effective June 8, 2010, we issued 700,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $21,000. We have issued all of the shares to three non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2011.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2011 and May 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

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

Not accounting for our working capital deficit of $207,880 as of May 31, 2011, we require additional funds of approximately $170,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $2,934 and a working capital deficit in the amount of $207,880 as of May 31, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

The Abitibi report on the IP Survey recommends a total of 11 drillholes (or 600 m of drilling) to test the best targets. Wolverine will conduct this drill program during September-October of 2011 at an estimated cost of $170,000. The drilling will be conducted by Ultralight Drilling Systems. Ultralight Drilling Systems is a Canadian-based company owned and managed by Wayne Parnell. The focus of Ultralight Drilling Systems is to fabricate and support complete man-portable, light-weight drilling systems for exploration, prospecting and development work in the mining industry. Mr. Parnell has an extensive and diversified portfolio in the drilling and exploration industry. Mr. Parnell has used and promoted man-potrable drilling equipment since 1980 because of the benefits to both the contractor and client.

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

As at May 31, 2011, we had a cash balance of $2,934. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do intend to purchase any significant equipment over the twelve months ending May 31, 2012.

Results of Operations for the Years Ended May 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2011 and 2010.

Our operating results for the years ended May 31, 2011 and 2010 are summarized as follows:

	Year Ended
	May 31
	2011	2010
Revenue	$–	$–
Operating Expenses	$686,153	$1,062,541
Net Loss	$(686,153)	$(1,163,186)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended May 31, 2011 and May 31, 2010 are outlined in the table below:

	Year Ended
	May 31
	2011	2010
Depreciation	$1,579	$–
Foreign exchange loss	$266	$9,308
General and administrative	$409,434	$1,026,115
Mineral exploration costs	$274,874	$27,118

The decrease in operating expenses comprised of general and administrative expenses and mineral exploration costs, for the year ended May 31, 2011, compared to the same period in fiscal 2010, was mainly due to stock-based compensation of $746,277 being recognized in fiscal 2010, with no amount in fiscal 2011, offset by an increase in mineral exploration costs of $247,756 in fiscal 2011.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	May 31,
	2011	2010

Current assets	$28,212	$181,880
Current liabilities	236,092	233,910
Working capital (deficit)	$(207,880)	$(52,030)

Cash Flows

	Year Ended
	May 31
	2011	2010
Net Cash Used in Operating Activities	$(615,502)	$(262,836)
Net Cash Used in investing activities	(5,726)	–
Net Cash Provided by Financing Activities	527,450	358,875
Net increase (decrease) in cash during period	$(93,778)	$96,039

Operating Activities

Net cash used in operating activities during the year ended May 31, 2011 was $615,502 compared to $262,836 during the year ended May 31, 2010.

Investing Activities

Net cash used in investing activities during the year ended May 31, 2011 was $5,726 compared to $Nil during the year ended May 31, 2010. The Company purchased property and equipment.

Financing Activities

During the year ended May 31, 2011, we received net proceeds of $588,500 from share subscriptions. Stock issuance costs were $54,050 and the Company also repaid a loan in the amount of $7,000. During the year ended May 31, 2010 the Company received net proceeds of $358,875 mostly from share subscriptions.

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

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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
May 31, 2011
(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wolverine Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Wolverine Exploration Inc. (An Exploration Stage Company) as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from June 1, 2008 to May 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and accumulated from June 1, 2008 to May 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 1, 2011

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2011	2010
	$	$

ASSETS

Current Assets

Cash	2,934	96,712
Amounts receivable	14,292	11,065
Prepaid expenses and deposits	10,986	74,103

Total Current Assets	28,212	181,880

Property and equipment (Note 3)	4,147	–

Total Assets	32,359	181,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	235,203	199,395
Accrued liabilities	–	20,163
Loans payable (Note 5)	–	7,000
Due to related party (Note 6)	889	7,352

Total Liabilities	236,092	233,910

Going Concern (Note 1)
Commitment (Note 9)
Subsequent Event (Note 12)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, $0.001 par value 104,330,000 and 82,580,000 shares issued and outstanding, respectively	104,330	82,580
Additional paid-in capital	2,973,097	2,290,522
Common stock subscribed (Note 7)	20,000	189,875
Deficit accumulated during the exploration stage	(3,301,160)	(2,615,007)

Total Stockholders’ Deficit	(203,733)	(52,030)

Total Liabilities and Stockholders’ Deficit	32,359	181,880

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
	Year	Year	February 23, 2006
	Ended	Ended	(date of inception)
	May 31,	May 31,	to May 31,
	2011	2010	2011
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	1,579	–	1,579
Foreign exchange loss	266	9,308	18,472
General and administrative (Note 6)	409,434	1,026,115	2,285,658
Mineral exploration costs	274,874	27,118	546,585
Write-down of mineral property costs	–	–	348,221

Total Expenses	686,153	1,062,541	3,200,515

Loss Before Other Expenses	(686,153)	(1,062,541)	(3,200,515)

Other Expenses

Loss on settlement of debt	–	(100,645)	(100,645)

Net Loss	(686,153)	(1,163,186)	(3,301,160)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.02)

Weighted Average Shares Outstanding	100,460,685	71,096,986

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 23, 2006 (date of inception) to May 31, 2011
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

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 23, 2006 (date of inception) to May 31, 2011
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional	Common	During the
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$

Balance, May 31, 2009	68,630,000	68,630	1,030,770	–	(1,451,821)	(352,421)

Common stock issued for cash	5,900,000	5,900	171,100	–	–	177,000

Common stock issued to settle debt	8,050,000	8,050	342,375	–	–	350,425

Stock-based compensation	–	–	746,277	–	–	746,277

Common stock subscribed (net of finders’ fees of $8,125)	–	–	–	189,875	–	189,875

Net loss for the year	–	–	–	–	(1,163,186)	(1,163,186)

Balance, May 31, 2010	82,580,000	82,580	2,290,522	189,875	(2,615,007)	(52,030)

Common stock issued for cash	21,750,000	21,750	744,750	(198,000)	–	568,500

Stock issuance costs	–	–	(62,175)	8,125	–	(54,050)

Common stock subscribed	–	–	–	20,000	–	20,000

Net loss for the year	–	–	–	–	(686,153)	(686,153)

Balance, May 31, 2011	104,330,000	104,330	2,973,097	20,000	(3,301,160)	(203,733)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
	Year	Year	February 23, 2006
	Ended	Ended	(date of inception)
	May 31,	May 31,	to May 31,
	2011	2010	2011
	$	$	$

Operating Activities

Net loss	(686,153)	(1,163,186)	(3,301,160)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,579	–	1,579
Loss on settlement of debt	–	100,645	100,645
Stock-based compensation	–	746,277	746,277
Write-down of mineral properties	–	–	348,221

Changes in operating assets and liabilities

Amounts receivable	(3,227)	(7,876)	(14,292)
Prepaid expenses and deposits	63,117	(74,103)	15,114
Accounts payable	35,808	172,662	447,095
Accrued liabilities	(20,163)	(38,692)	–
Due to related party	(6,463)	1,437	17,777

Net Cash Used In Operating Activities	(615,502)	(262,836)	(1,638,744)

Investing Activities

Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	(5,726)	–	(5,726)

Net Cash Used In Investing Activities	(5,726)	–	(6,047)

Financing Activities

Proceeds from loans payable	–	7,000	43,000
Repayment of loans payable	(7,000)	(15,000)	(22,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	588,500	375,000	1,734,900
Stock issuance costs	(54,050)	(8,125)	(62,175)
Repayment of common stock subscribed	–	–	(12,000)

Net Cash Provided By Financing Activities	527,450	358,875	1,647,725

Increase (Decrease) in Cash	(93,778)	96,039	2,934

Cash, Beginning of Period	96,712	673	–

Cash, End of Period	2,934	96,712	2,934

Supplementary Cash Flow Information (Note 10)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2011, the Company has a working capital deficiency of $207,880 and has accumulated losses of $3,301,160 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

	(b)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs, the estimated useful lives and recoverability of property and equipment, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(e)	Property and Equipment

Equipment is stated at cost and is depreciated over their estimated useful lives on a three year straight-line basis.

	(f)	Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	(g)	Asset Retirement Obligations

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations at May 31, 2011 and 2010.

	(h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	(i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

	(j)	Stock-based Compensation

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

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Earnings (Loss) Per Share

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

	(l)	Financial Instruments and Fair Value Measures

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, loans payable, and amount due to a related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(m)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2011 and 2010, the Company has no items that represent a comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(n) Recent Accounting Pronouncements

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

3.	Property and Equipment

			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,726	1,579	4,147	–

4.	Mineral Properties

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

On March 16, 2010, the Company relinquished its interest in 128 of the mineral claims described above.

5.	Loans Payable

(a)	As at May 31, 2011, the Company owes $nil (2010 – $7,000) for cash advances received which were non- interest bearing, unsecured and due on demand.

(b)

On February 24, 2010, the Company settled $21,000 of loans payable outstanding as at May 31, 2009, by issuing 700,000 shares of the Company’s common stock with a fair value of $21,000. Refer to Note 6(d).

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in U.S. dollars)

6.	Related Party Transactions

	(a)	During the year ended May 31, 2011, the Company incurred consulting fees of $32,930 (2010 - $28,026) to the President of the Company.

	(b)	During the year ended May 31, 2011, the Company incurred consulting fees of $41,602 (2010 - $nil) to a director of the Company.

	(c)	As at May 31, 2011, the Company owed $889 (2010 - $7,352 (Cdn$7,672)) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)

On February 24, 2010, the Company issued 300,000 shares of common stock with a fair value of $15,000 to settle $9,000 owed to the President of the Company. The Company recorded a loss on settlement of debt of $6,000.

7.	Common Stock

Stock transactions during the year ended May 31, 2011:

	(a)	On March 29, 2011, the Company received stock subscriptions for 400,000 shares at $0.05 per share for proceeds of $20,000.

	(b)	On November 14, 2010, the Company issued 5,700,000 shares at $0.05 per share for proceeds of $285,000. The Company paid finders’ fees of $19,000 in connection with this private placement.

	(c)	On August 9, 2010, the Company issued 100,000 shares at $0.03 per share for proceeds of $3,000.

(d)

On July 2, 2010, the Company issued 15,950,000 shares of common stock at $0.03 per share for gross proceeds of $478,500, of which $189,875 (net of finders’ fees of $8,125) was received prior to May 31, 2010 and included in common stock subscribed. The Company paid finders’ fees of $43,175 in connection with this private placement.

Stock transactions during the year ended May 31, 2010:

	(e)	On May 10, 2010, the Company issued 5,850,000 shares of common stock with a fair value of $266,425 to settle debt of $175,500. The Company recorded a loss on the settlement of debt of $90,925.

	(f)	On February 24, 2010, the Company issued 5,900,000 shares of common stock at $0.03 per share for proceeds of $177,000.

(g)

On February 24, 2010, the Company issued 2,200,000 shares of common stock with a fair value of $84,000 to settle debt of $74,280. The Company recorded a loss on the settlement of debt of $9,720. Refer to Notes 5(b) and 6(d).

8.	Stock Options

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

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in U.S. dollars)

8.	Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding, May 31, 2009	–	–

Granted	5,100,000	0.14

Outstanding and exercisable, May 31, 2010 and May 31, 2011	5,100,000	0.14	4.00	–

9.	Commitment

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

10.	Supplementary Cash Flow Information

			Accumulated from
	Year	Year	February 23, 2006
	Ended	Ended	(date of inception)
	May 31,	May 31,	to May 31,
	2011	2010	2011
	$	$	$

Non-cash Investing and Financing Activities

Shares issued to settle accounts payable	–	314,425	312,425
Shares issued to settle loans payable	–	21,000	21,000
Shares issued to settle related party debt	–	15,000	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000
Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011
(Expressed in U.S. dollars)

11.	Income Taxes

The Company has net operating losses carried forward of $1,559,432 available to offset taxable income in future years which expires beginning in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2011	2010
	$	$
Income tax recovery at statutory rate	(233,292)	(395,483)
Permanent differences	–	287,953
Change in valuation allowance	233,292	107,530
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2011 and 2010, are as follows:

	2011	2010
	$	$
Mineral property costs	304,234	210,777
Net operating losses carried forward	530,207	390,372
Gross deferred income tax assets	834,441	601,149
Valuation allowance	(834,441)	(601,149)
Net deferred income tax asset	–	–

12.	Subsequent Event

Subsequent to May 31, 2011, the Company received stock subscriptions for 1,100,000 shares at $0.05 per share for proceeds of $55,000.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2011, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2011.

Changes in Internal Control

During the quarter ended May 31, 2011 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Lee Costerd	President, Chief Executive Officer, Chief	58	February 23, 2006
	Financial Officer and Director

Luke Rich	Vice President, Exploration and Business	46	June 14, 2010
	Development

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Lee Costerd

Mr. Costerd has acted as a Director and Officer since the Company’s inception on February 23, 2006. Mr. Costerd has been involved in the mining industry for the past 20 years. Mr. Costerd was the mine manager for a placer mining operation in British Columbia and a supervisor at a hard rock mining operation also in British Columbia.

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

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2011, 2010 and 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2011, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Lee Costerd Chief Executive Officer, Chief Financial Officer and Director)	2011 2010 2009	$32,938 $28,026 $27,145	Nil Nil Nil	Nil Nil Nil	Nil 88,207 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$32,930 $116,233 $27,145

*	Calculated using the Black-Scholes option-pricing model. Please see Note 7 of the financial statements for the year ended May 31, 2010.

Stock Options/SAR Grants

During the period from inception (February 23, 2006) to May 31, 2011, we granted 550,000 stock options options with an exercise price of $0.14 per share and an expiry date of May 28, 2015 to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2011 or May 31, 2010 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended May 31, 2011.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2011.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lee Costerd 4055 McLean Road Quesnel, British Columbia	4,045,593	3.9%
Luke Rich P.O. Box 65 Natuashish, NL A0P 1A0	625,140	0.6%
Directors and Officers as a Group	4,670,733	4.5%

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

Item 14.         Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2011 and 2010 and for fiscal year ended May 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended May 31
	2011 ($)	2010 ($)
Audit Fees	CDN $13,400	CDN $12,200
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	CDN $13,400	CDN $12,200

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: September 8, 2011	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial
Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)