Form 10-Q
period 2011-08-31
Wolverine Exploration Inc.
filed 2011-10-17
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
104,330,000 common shares issued and outstanding as of October 14, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
August 31, 2011
(expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2011	2011
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	1,168	2,934
Amounts receivable	19,051	14,292
Prepaid expenses and deposits	17,682	10,986
Total Current Assets	37,901	28,212
Property and equipment (Note 3)	3,670	4,147
Total Assets	41,571	32,359
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	260,305	235,203
Due to related party (Note 4)	4,442	889
Total Liabilities	264,747	236,092
Going Concern (Note 1)
Commitments (Note 7)
Subsequent Events (Note 9)
Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value 104,330,000 shares issued and outstanding	104,330	104,330
Additional paid-in capital	2,973,097	2,973,097
Common stock subscribed (Note 5)	92,000	20,000
Deficit accumulated during the exploration stage	(3,392,603)	(3,301,160)
Total Stockholders’ Deficit	(223,176)	(203,733)
Total Liabilities and Stockholders’ Deficit	41,571	32,359

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three months	Three months	February 23, 2006
	ended	ended	(date of inception)
	August 31,	August 31,	to August 31,
	2011	2010	2011
	$	$	$
Revenue	–	–	–
Expenses
Depreciation	477	271	2,056
Foreign exchange loss (gain)	943	(1,387)	19,415
General and administrative (Note 4)	78,705	99,700	2,364,363
Mineral exploration costs	11,318	141,434	557,903
Write-down of mineral property costs	–	–	348,221
Total Expenses	91,443	240,018	3,291,958
Loss Before Other Expenses	(91,443)	(240,018)	(3,291,958)
Other Expenses
Loss on settlement of debt	–	–	(100,645)
Net Loss	(91,443)	(240,018)	(3,392,603)
Net Loss Per Share, Basic and Diluted	–	–
Weighted Average Shares Outstanding	104,330,000	93,006,000

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three months	Three months	February 23, 2006
	ended	ended	(date of inception)
	August 31,	August 31,	to August 31,
	2011	2010	2011
	$	$	$

Operating Activities
Net loss	(91,443)	(240,018)	(3,392,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477	271	2,056
Loss on settlement of debt	–	–	100,645
Stock-based compensation	–	–	746,277
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	(4,759)	(1,075)	(19,051)
Prepaid expenses and deposits	(6,697)	(17,918)	8,417
Accounts payable	25,103	52,922	472,198
Accrued liabilities	–	657	–
Due to related party	3,553	(12,692)	21,330
Net Cash Used In Operating Activities	(73,766)	(217,853)	(1,712,510)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	(3,902)	(5,726)
Net Cash Used In Investing Activities	–	(3,902)	(6,047)
Financing Activities
Proceeds from loans payable	–	–	43,000
Repayment of loans payable	–	(7,000)	(22,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	72,000	358,500	1,806,900
Stock issuance costs	–	(42,550)	(62,175)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	72,000	308,950	1,719,725
Increase (Decrease) in Cash	(1,766)	87,195	1,168
Cash, Beginning of Period	2,934	96,172	–
Cash, End of Period	1,168	183,907	1,168

Supplementary Cash Flow Information (Note 8)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC. (An Exploration Stage Company) Notes to the Financial Statements August 31, 2011 (Expressed in U.S. dollars) (unaudited)

1.	Basis of Presentation

The accompanying financial statements of Wolverine Exploration Inc.(the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2011, the Company has a working capital deficit of $226,846 and accumulated losses of $3,392,603 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			August 31,	May 31,
			2011	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,726	2,056	3,670	4,147

4.	Related Party Transactions

	(a)	During the three months ended August 31, 2011, the Company incurred consulting fees of $3,073 (2010 - $5,761) to the President of the Company.

	(b)	During the three months ended August 31, 2011, the Company incurred consulting fees of $3,377 (2010 - $3,852) to a director of the Company.

	(c)	As at August 31, 2011, the Company owed $4,442 (May 31, 2011 - $889) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Common Stock

	a)	During the three months ended August 31, 2011, the Company received stock subscriptions for 1,800,000 shares at $0.04 per share for proceeds of $72,000.

	b)	On March 29, 2011, the Company received stock subscriptions for 400,000 shares at $0.05 per share for proceeds of $20,000.

WOLVERINE EXPLORATION INC. (An Exploration Stage Company) Notes to the Financial Statements August 31, 2011 (Expressed in U.S. dollars) (unaudited)

6.	Stock-based Compensation

On February 2, 2010, the Company approved a stock and option compensation plan (2010 Stock Plan) pursuant to which the Company is authorized to issue 5,147,250 shares of the Company’s common stock and options to acquire an additional 5,147,250 shares of the Company’s common stock.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual Life	Value
	Options	$	(years)	$

Outstanding and exercisable, May 31 and August 31, 2011	5,100,000	0.14	3.75	–

7.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

(b) On June 15, 2011, the Company entered into an agreement whereby the Company is to pay the consultant $2,000 per month for a period of one year.

(c)

On August 23, 2011, the Company entered into an agreement whereby the Company is to issue 350,000 shares of the Company within ten days of the execution of this agreement. As at August 31, 2011, the shares have been not been issued.

8.	Supplementary Cash Flow Information

			Accumulated from
	Three months	Three months	February 23, 2006
	Ended	Ended	(date of inception)
	August 31,	August 31,	to August 31,
	2011	2010	2011
	$	$	$

Non-cash Investing and Financing Activities

Shares issued to settle accounts payable	–	–	312,425
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

WOLVERINE EXPLORATION INC. (An Exploration Stage Company) Notes to the Financial Statements August 31, 2011 (Expressed in U.S. dollars) (unaudited)

9.	Subsequent Events

	(a)	On September 9, 2011, the Company entered into an agreement with an optionee for the cancellation of 200,000 stock options that were granted on May 28, 2010.

	(b)	On September 9, 2011, the Company granted 200,000 stock options to a consultant exercisable at $0.05 per share expiring on September 9, 2016.

(c)

On September 9, 2011, the Company amended the exercise price of 4,900,000 stock options originally granted on May 28, 2010, from $0.14 per share to $0.05 per share. The stock options expire on May 28, 2015.

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

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc. (“Shenin”), a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we were required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time. To date, we have incurred expenditures of $557,903.

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

For the three month period ended August 31, 2011, we incurred exploration costs of $11,318.

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

Not accounting for our working capital deficiency of $226,846, we require additional funds of approximately $160,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. Wolverine has raised the necessary funds pursuant a recent private placement and the refund of a security deposit form the Government of Newfoundland and Labrador.

Our auditors have issued a going concern opinion for our year ended May 31, 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at August 31, 2011we had cash in the amount of $1,168 and a working capital deficiency in the amount of $226,846. As of August 31, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at August 31, 2011, we had a cash balance of $1,168. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2012.

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

Mineral Property Costs

Our company has been in the exploration stage since inception and have not yet realized any revenues from its operations. We are primarily engaged in the acquisition and exploration of mineral exploration properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred. Our company assesses the carrying costs for impairment under ASC 360, “Property, Plant and Equipment” at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Results of Operations

Three Months Ended February 28, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2011 which are included herein.

Three month summary ending August 31, 2011 and 2010

		Three Months Ended
		August 31
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$91,443		$240,018
Net Loss		$(91,443)		$(240,018)

Expenses

Our operating expenses for the three month periods ended August 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	August 31
	2011	2010
Depreciation	$477	$–
Foreign exchange loss (gain)	$943	$(1,387)
General and administrative	$78,705	$99,971
Mineral exploration costs	$11,318	$141,434

Operating expenses for the three months ended August, 2011 decreased compared to the comparative period in 2010 primarily due to a decrease in exploration activities.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	August 31,	May 31,
	2011	2011
Current assets	$37,901	$28,212
Current liabilities	264,747	236,092
Working capital deficit	$(226,846)	$(207,880)

Cash Flows

	Three Months Ended
	August 31
	2011	2010
Net Cash Used in Operating Activities	$(73,766)	$(217,853)
Net Cash Used in Investing Activities	-	(3,902)
Net Cash Provided by Financing Activities	72,000	308,950
Net increase (decrease) in cash during period	$(1,766)	$87,195

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2011, was $73,766 compared to $217,853 during the three months ended August 31, 2010. The significant decrease in cash used in operating activities was mainly due to $11,318 incurred for mineral exploration costs compared to $141,434 in the comparable period.

Financing Activities

During the three months ended August 31, 2011, we received $72,000 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $358,500 through the issuance of shares in a private placement, paid stock issuance costs of $42,550 and repaid a loan in the amount of $7,000.

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

As of August 31, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2011, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2011 financial statements, our company was incorporated on February 23, 2006, and does not have a history of earnings, and as a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended August 31, 2011 we did not issue any securities on the unregistered sale of equity securities.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: October 14, 2011	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)