Form 10-Q
period 2011-11-30
Wolverine Exploration Inc.
filed 2012-01-18
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011
or

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
113,413,333 common shares issued and outstanding as January 17, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended November 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
November 30, 2011
(expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2011	2011
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	1,210	2,934
Amounts receivable	3,280	14,292
Prepaid expenses and deposits	15,054	10,986

Total Current Assets	19,544	28,212

Property and equipment (Note 3)	3,193	4,147

Total Assets	22,737	32,359

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	255,529	235,203
Due to related party (Note 4)	4,224	889

Total Liabilities	259,753	236,092

Going Concern (Note 1)
Commitments (Note 7)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, $0.001 par value 113,413,333 and 104,330,000 shares issued and outstanding, respectively	113,413	104,330
Additional paid-in capital	3,255,052	2,973,097
Common stock subscribed	–	20,000
Deficit accumulated during the exploration stage	(3,605,481)	(3,301,160)

Total Stockholders’ Deficit	(237,016)	(203,733)

Total Liabilities and Stockholders’ Deficit	22,737	32,359

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three months	Three months	Six months	Six months	February 23, 2006
	ended	ended	ended	ended	(date of inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	477	395	954	666	2,533
Foreign exchange loss	1,145	3,185	2,088	1,798	20,560
General and administrative (Note 4)	109,142	89,600	187,847	189,300	2,473,505
Mineral exploration costs	102,114	98,142	113,432	239,576	660,017
Write-down of mineral property costs	–	–	–	–	348,221

Total Expenses	212,878	191,322	304,321	431,340	3,504,836

Loss Before Other Expenses	(212,878)	(191,322)	(304,321)	(431,340)	(3,504,836)

Other Expenses

Loss on settlement of debt	–	–	–	–	(100,645)

Net Loss	(212,878)	(191,322)	(304,321)	(431,340)	(3,605,481)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	105,029,000	100,259,000	104,677,000	96,613,000

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Six months	Six months	February 23, 2006
	ended	ended	(date of inception)
	November 30,	November 30,	to November 30,
	2011	2010	2011
	$	$	$

Operating Activities
Net loss	(304,321)	(431,340)	(3,605,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	954	666	2,533
Loss on settlement of debt	–	–	100,645
Stock-based compensation	15,038	–	761,315
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	11,012	(5,234)	(3,280)
Prepaid expenses and deposits	9,932	(17,687)	25,046
Accounts payable	20,326	1,215	467,421
Accrued liabilities	–	16,736	–
Due to related party	3,335	(10,953)	21,112
Net Cash Used In Operating Activities	(243,724)	(446,597)	(1,882,468)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	(4,736)	(5,726)
Net Cash Used In Investing Activities	–	(4,736)	(6,047)
Financing Activities
Proceeds from loans payable	–	–	43,000
Repayment of loans payable	–	(7,000)	(22,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	242,000	568,500	1,976,900
Stock issuance costs	–	(54,050)	(62,175)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	242,000	507,450	1,889,725
Increase (Decrease) in Cash	(1,724)	56,117	1,210
Cash, Beginning of Period	2,934	96,712	–
Cash, End of Period	1,210	152,829	1,210

Supplementary Cash Flow Information (Note 8)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2011, the Company has a working capital deficit of $240,209 and accumulated losses of $3,605,481 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			November 30,	May 31,
			2011	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,726	2,533	3,193	4,147

4.	Related Party Transactions

	(a)	During the six months ended November 30, 2011, the Company incurred consulting fees of $18,081 (2010 - $11,522) to the President of the Company.

	(b)	During the six months ended November 30, 2011, the Company incurred consulting fees of $14,152 (2010 - $7,703) to a director of the Company.

	(c)	As at November 30, 2011, the Company owed $4,224 (May 31, 2011 - $889) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Common Stock

	(a)	On November 23, 2011, the Company issued 8,733,333 shares of common stock at $0.03 per share for proceeds of $262,000, of which $20,000 was received as at May 31, 2011.

	(b)	On November 23, 2011, the Company issued 350,000 shares of common stock with a fair value of $14,000 pursuant to a marketing agreement.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011
(Expressed in U.S. dollars)
(unaudited)

6.	Stock Options

On September 9, 2011, the Company amended the exercise price of stock options originally granted on May 28, 2010, from an exercise price of $0.14 per share to $0.05 per share. Modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $8,219 for these modified stock options, which is included in general and administrative expense.

On September 9, 2011, the Company granted 200,000 stock options to a consultant exercisable at $0.05 per share until September 9, 2016. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 0.81%, an expected volatility of 189%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.03 per share. During the six months ended November 30, 2011, the Company recorded stock-based compensation of $6,820 which is included in general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding, May 31, 2011	5,100,000	0.14

Granted	200,000	0.05
Cancelled	(200,000)	0.14

Outstanding and exercisable, November 30, 2011	5,100,000	0.05	3.5	–

7.	Commitments

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

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011
(Expressed in U.S. dollars)
(unaudited)

8.	Supplementary Cash Flow Information

			Accumulated from
	Six months	Six months	February 23, 2006
	Ended	Ended	(date of inception)
	November 30,	November 30,	to November 30,
	2011	2010	2011
	$	$	$

Non-cash Investing and Financing Activities
Shares issued to settle accounts payable	–	–	312,425
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000
Shares issued pursuant to marketing agreement included in prepaid expenses	14,000	–	14,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

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

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc. (“Shenin”), a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we were required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time. To date, we have incurred expenditures of $660,017.

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

On October 18, 2011 20 claims were cancelled by the Government of Newfoundland and Labrador as the required expenditures for the year were not met.

Wolverine now holds a 90% interest and Shenin holds a 10% interest in a total of 429 claims.

Our Current Business

We are an exploration stage company engaged in the business of acquisition and exploration of base and precious metal mineral properties. Our current exploration is focused on mineral properties located in Labrador, Canada. We have not yet determined whether the Labrador claims contain mineral reserves that are economically recoverable.

For the six month period ended November 30, 2011, we incurred exploration costs of $113,432.

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

Not accounting for our working capital deficiency of $240,209, we require additional funds of approximately CDN$265,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs.

Our auditors have issued a going concern opinion for our year ended May 31, 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at November 30, 2011we had cash in the amount of $1,210 and a working capital deficiency in the amount of $240,209. As of November 30, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Exploration Plan

Wolverine plans to conduct a 500 metre drill program on its Cache River property in 2012 at an estimated cost of CDN$265,000.

The drilling program will be supervised by Ed Montague the project geologist. Mr. Montague graduated from Memorial University in 1959 and for the past 49 years has been a geologist for projects located in Canada and International and as a government geologist and a mineral industry analyst for the Province of Newfoundland and Labrador.

The drilling program will be funded by through funds raised pursuant to a private placement.

As at November 30, 2011, we had a cash balance of $1,210. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2012.

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

Results of Operations

Three Months Ended November 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2011 which are included herein.

Three month summary ending November 30, 2011 and 2010

		Three Months Ended
		November 30
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$212,878		$191,322
Net Loss		$(212,878)		$(191,322)

Six month summary ending November 30, 2011 and 2010

		Six Months Ended
		November 30
		2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$304,321		$431,340
Net Loss		$(304,321)		$(431,340)

Expenses

Our operating expenses for the three month periods ended November 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	November
	2011	2010
Depreciation	$477	$395
Foreign exchange loss (gain)	$1,145	$3,185
General and administrative	$109,142	$89,600
Mineral exploration costs	$102,114	$98,142

Operating expenses for the three months ended November 30, 2011 increased compared to the comparative period in 2010 primarily due to an increase in exploration activities.

Our operating expenses for the six month periods ended November 30, 2011 and 2010 are outlined in the table below:

	Six Months Ended
	November
	2011	2010
Depreciation	$954	$666
Foreign exchange loss (gain)	$2,088	$1,798
General and administrative	$187,847	$189,300
Mineral exploration costs	$113,432	$239,576

Operating expenses for the six months ended November 30, 2011 decreased compared to the comparative period in 2010 primarily due to a decrease in exploration activities.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	November 30,	May 31,
	2011	2011
Current assets	$19,544	$28,212
Current liabilities	259,753	236,092
Working capital deficit	$(240,209)	$(207,880)

Cash Flows

	Six Months Ended
	November 30
	2011	2010
Net Cash Used in Operating Activities	$(243,724)	$(446,597)
Net Cash Used in Investing Activities	-	(4,736)
Net Cash Provided by Financing Activities	242,000	507,450
Net increase (decrease) in cash during period	$(1,724)	$56,117

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2011, was $243,724 compared to $446,597 during the six months ended November 30, 2010. The significant decrease in cash used in operating activities was mainly due to $113,432 incurred for mineral exploration costs compared to $239,576 in the comparable period.

Financing Activities

During the six months ended November 30, 2011, we received $242,000 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $568,500 through the issuance of shares in a private placement, paid stock issuance costs of $54,050 and repaid a loan in the amount of $7,000.

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

As of November 30, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2011, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective June 2, 2011, we issued 666,667 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $20,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective June 4, 2011, we issued 833,333 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $25,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective June 8, 2011, we issued 333,333 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $10,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective July 18, 2011, we issued 166,667 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $5,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective August 12, 2011, we issued 400,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $12,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective September 2, 2011, we issued 833,333 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $25,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective September 13, 2011, we issued 666,667 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $20,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective October 19, 2011, we issued 1,166,667 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $35,000. We have issued all of the shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective October 26, 2011, we issued 1,000,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $30,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective November 7, 2011, we issued 1,366,667 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $41,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective November 10, 2011, we issued 100,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $3,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective November 17, 2011, we issued 200,000 shares of our common stock in a private placement at a purchase price of $0.03 raising gross proceeds of $6,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: January 17, 2012	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)