Form 10-Q
period 2012-02-29
Wolverine Exploration Inc.
filed 2012-04-16
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

113,413,333 common shares issued and outstanding as April 16, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 29, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
February 29, 2012
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 29,	May 31,
	2012	2011
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	4,747	2,934
Amounts receivable	8,131	14,292
Prepaid expenses and deposits	7,000	10,986

Total Current Assets	19,878	28,212

Property and equipment (Note 3)	2,716	4,147

Total Assets	22,594	32,359

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	303,747	235,203
Due to related party (Note 4)	9,339	889

Total Liabilities	313,086	236,092

Going Concern (Note 1)

Commitments (Note 7)

Subsequent Event (Note 9)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, $0.001 par value 113,413,333 and 104,330,000 shares issued and outstanding, respectively	113,413	104,330
Additional paid-in capital	3,255,052	2,973,097
Common stock subscribed	20,700	20,000
Deficit accumulated during the exploration stage	(3,679,657)	(3,301,160)

Total Stockholders’ Deficit	(290,492)	(203,733)

Total Liabilities and Stockholders’ Deficit	22,594	32,359

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three months	Three months	Nine months	Nine months	February 23, 2006
	ended	ended	ended	ended	(date of inception)
	February 29,	February 28,	February 29,	February 28,	to February 29,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Depreciation	477	436	1,431	1,102	3,010
Foreign exchange loss (gain)	4,879	(2,008)	6,967	(210)	25,439
General and administrative (Note 4)	68,820	119,871	256,667	309,171	2,542,325
Mineral exploration costs	–	45,496	113,432	285,072	660,017
Write-down of mineral property costs	–	–	–	–	348,221

Total Expenses	74,176	163,795	378,497	595,135	3,579,012

Loss Before Other Expenses	(74,176)	(163,795)	(378,497)	(595,135)	(3,579,012)

Other Expenses

Loss on settlement of debt	–	–	–	–	(100,645)

Net Loss	(74,176)	(163,795)	(378,497)	(595,135)	(3,679,657)

Net Loss Per Share, Basic and Diluted	–	–	–	(0.01)

Weighted Average Shares Outstanding	113,413,000	104,330,000	107,579,000	99,157,000

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine months	Nine months	February 23, 2006
	ended	ended	(date of inception)
	February 29,	February 28,	to February 29,
	2012	2011	2012
	$	$	$

Operating Activities

Net loss	(378,497)	(595,135)	(3,679,657)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,431	1,102	3,010
Loss on settlement of debt	–	–	100,645
Stock-based compensation	22,038	–	768,315
Write-down of mineral properties	–	–	348,221

Changes in operating assets and liabilities

Amounts receivable	6,161	(4,740)	(8,131)
Prepaid expenses and deposits	10,986	65,069	26,100
Accounts payable	68,544	33,137	515,639
Accrued liabilities	–	(20,163)	–
Due to related party	8,450	(4,283)	26,227

Net Cash Used In Operating Activities	(260,887)	(525,013)	(1,899,631)

Investing Activities

Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	(5,726)	(5,726)

Net Cash Used In Investing Activities	–	(5,726)	(6,047)

Financing Activities

Proceeds from loans payable	–	–	43,000
Repayment of loans payable	–	(7,000)	(22,000)
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	262,700	568,500	1,997,600
Stock issuance costs	–	(54,050)	(62,175)
Repayment of common stock subscribed	–	–	(12,000)

Net Cash Provided By Financing Activities	262,700	507,450	1,910,425

Increase (Decrease) in Cash	1,813	(23,289)	4,747

Cash, Beginning of Period	2,934	96,712	–

Cash, End of Period	4,747	73,423	4,747

Supplementary Cash Flow Information (Note 8)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2012
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2012, the Company has a working capital deficit of $293,208 and accumulated losses of $3,679,657 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			February 29,	May 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,726	3,010	2,716	4,147

4.	Related Party Transactions

	(a)	During the nine months ended February 29, 2012, the Company incurred consulting fees of $26,991 (2011 - $20,586) to the President of the Company.

	(b)	During the nine months ended February 29, 2012, the Company incurred consulting fees of $14,152 (2011 - $23,231) to a director of the Company.

	(c)	As at February 29, 2012, the Company owed $9,339 (May 31, 2011 - $889) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

5.	Common Stock

	(a)	On November 23, 2011, the Company issued 8,733,333 shares of common stock at $0.03 per share for proceeds of $262,000, of which $20,000 was received as at May 31, 2011.

	(b)	On November 23, 2011, the Company issued 350,000 shares of common stock with a fair value of $14,000 pursuant to a marketing agreement.

	(c)	During the nine months ended February 29, 2012, the Company received stock subscriptions for 2,070,000 shares at $0.01 per share for proceeds of $20,700.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2012
(Expressed in U.S. dollars)
(unaudited)

6.	Stock Options

On September 9, 2011, the Company amended the exercise price of stock options originally granted on May 28, 2010, from an exercise price of $0.14 per share to $0.05 per share. Modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $8,218 for these modified stock options, which is included in general and administrative expense.

On September 9, 2011, the Company granted 200,000 stock options to a consultant exercisable at $0.05 per share until September 9, 2016. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 0.81%, an expected volatility of 189%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.03 per share. During the nine months ended February 29, 2012, the Company recorded stock-based compensation of $6,820, which is included in general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding, May 31, 2011	5,100,000	0.14

Granted	200,000	0.05
Cancelled	(200,000)	0.14

Outstanding and exercisable, February 29, 2012	5,100,000	0.05	3.3	–

7.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

(b) On June 15, 2011, the Company entered into an agreement whereby the Company is to pay the consultant $2,000 per month for a period of one year.

8.	Supplementary Cash Flow Information

			Accumulated from
	Nine months	Nine months	February 23, 2006
	Ended	Ended	(date of inception)
	February 29,	February 28,	to February 29,
	2012	2011	2012
	$	$	$

Non-cash Investing and Financing Activities
Shares issued to settle accounts payable	–	–	312,425
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000
Shares issued for consulting services included in prepaid expenses	7,000	–	7,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2012
(Expressed in U.S. dollars)
(unaudited)

9.	Subsequent Event

Subsequent to February 29, 2012, the Company received stock subscriptions for 900,000 shares at $0.01 per share for proceeds of $9,000.

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

For the nine month period ended February 29, 2012, we incurred exploration costs of $113,432.

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

Not accounting for our working capital deficiency of $293,208, we require additional funds of approximately CDN$250,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs.

Our auditors have issued a going concern opinion for our year ended May 31, 2011. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at February 29, 2012 we had cash in the amount of $4,747 and a working capital deficiency in the amount of $293,208. As of February 29, 2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Exploration Plan

Wolverine plans to conduct a 500 metre drill program on its Cache River property in 2012 at an estimated cost of CDN$250,000. The drill program is scheduled to commence in June of 2012 with a completion date in August of 2012.

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

As at February 29, 2012, we had a cash balance of $4,747. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 29, 2013.

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

Results of Operations

Three Months Ended February 29, 2012 and February 28, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2012 which are included herein.

Three month summary ending February 29, 2012 and February 28, 2011

		Three Months Ended

		February		February 28,
		29, 2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$74,176		$163,795
Net Loss		$(74,176)		$(163,795)

Nine month summary ending February 29, 2012 and February 28, 2011

		Nine Months Ended

		February 29,		February 28,
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$378,497		$595,135
Net Loss		$(378,497)		$(595,135)

Expenses

Our operating expenses for the three month periods ended February 29, 2012 and February 28, 2011 are outlined in the table below:

	Three Months Ended

	February 29,	February 28,
	2012	2011
Depreciation	$477	$436
Foreign exchange loss (gain)	$4,879	$(2,008)
General and administrative	$68,820	$119,871
Mineral exploration costs	$-	$45,496

Operating expenses for the three months ended February 29, 2012 decreased compared to the comparative period in 2011 primarily due to a decrease in exploration activities.

Our operating expenses for the nine month periods ended February 29, 2012 and February 28, 2011 are outlined in the table below:

	Nine Months Ended

	February 29,	February 28,
	2012	2011
Depreciation	$1,431	$1,102
Foreign exchange loss (gain)	$6,967	$(210)
General and administrative	$256,667	$309,171
Mineral exploration costs	$113,432	$285,072

Operating expenses for the nine months ended February 29, 2012 decreased compared to the comparative period in 2011 primarily due to a decrease in exploration activities.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	February 29,	May 31,
	2012	2011
Current assets	$19,878	$28,212
Current liabilities	313,086	236,092
Working capital deficit	$(293,208)	$(207,880)

Cash Flows

	Nine Months Ended

	February 29,	February 28,
	2012	2011
Net Cash Used in Operating Activities	$(260,887)	$(525,013)
Net Cash Used in Investing Activities	-	(5,726)
Net Cash Provided by Financing Activities	262,700	507,450
Net increase (decrease) in cash during period $	1,813	$(23,289)

Operating Activities

Net cash used in operating activities during the nine months ended February 29, 2012, was $260,887 compared to $525,013 during the nine months ended February 28, 2011. The significant decrease in cash used in operating activities was mainly due to $113,432 incurred for mineral exploration costs compared to $285,072 in the comparable period.

Financing Activities

During the nine months ended February 29, 2012, we received $262,700 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $568,500 through the issuance of shares in a private placement, paid stock issuance costs of $54,050 and repaid a loan in the amount of $7,000.

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

As of February 29, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2011, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: April 16, 2012	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)