Form 10-K
period 2012-05-31
Wolverine Exploration Inc.
filed 2012-09-13
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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
Yes [X]     No [   ]

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
Yes [   ]     No [X]

The value of Common Stock held by non-affiliates of the Registrant on September 11, 2012 was $1,173,435 based on a market price of $0.0102 per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

119,513,333 shares of common stock issued & outstanding as of September 12, 2012

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

The Labrador Claims consist of a total of 429 mineral claims covering 11 separate licenses as described in Table 1 below. A layout of the Labrador Claims is shown in Figure 2 below.

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

In June of 2011 Wolverine conducted a prospecting program which marked the eleven drill locations in the anomalous areas which were identified by the Induced Polarization Survey completed in late 2010.

In the fall of 2011 a follow up program of diamond drilling was contracted to an Ontario Drilling Company and a total of 271 meters was drilled in 4 holes.

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

Of the four holes drilled in the fall of 2011, two had minor indications of sulphide mineralization with magnetite while one contained disseminated mineralization consisting of blebs of chalcopyrite and pyrite for approximately 37 metres (121 feet).

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

Copper-gold (Cu-Au) deposits occur within sedimentary rocks when a stock intrudes into the sediments and heats up the ground water. The heated fluids pick up copper and other metals as they percolate through fractures opened up within the sediments. Mineralization is mostly disseminated, but significant veins of chalcopyrite, rich in gold, are also present. The presence of chalcopyrite in meta-sediment and alachite staining are excellent indicators for a copper-gold system.

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

Wolverine obtained a permit from the Government of Newfoundland for the 2012 exploration program. The provisions of this permit included 24 hour prior notification of mobilizing equipment to the project area; two day prior notification of completion of the exploration activity; a brief update of the progress of the exploration program when it is completed as well as complying with the Mineral Regulations of the Province of Newfoundland and Labrador.

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

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2012 financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue and has a working capital deficiency. As a result, our company’s auditor have expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 1B.           Unresolved Staff Comments

None.

Item 2.             Properties

We do not own any real property. Our principal business offices are located at 4055 McLean Road, Quesnel, British Columbia, Canada, V2J 6V5. Our office space is currently provided by the President of our company at a no cost. We believe that our current lease arrangements provide adequate space for our foreseeable future needs. In addition, Cdn$1,000 per month is paid to Texada Consulting Inc., a company controlled by the brother of the President of the Company, for an administrative office located in Richmond, BC.

Item 3.             Legal Proceedings

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

Item 4.             Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended May 31, 2012.

PART II

Item 5.             Market for Common Equity and Related Stockholder Matters

Public Market for Common Stock

Our stock is quoted on the OTCQB under the symbol WOLV.

Stockholders of Our Common Shares

As of the date of this annual report, we have 88 registered shareholders.

Stock Option Grants

On September 9, 2011 Wolverine cancelled 200,000 stock options with an exercise price of $0.14 per share and an expiry date of May 28, 2015.

On September 9, 2011 Wolverine granted 200,000 stock options with an exercise price of $0.05 and an expiry date September 9, 2016.

On September 9, 2011 Wolverine amended the exercise price of 4,900,000 stock options from $0.14 per share to $0.05 per share. The expiry date of May 28, 2015 remained unchanged.

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

On August 22, 2012 the list of stockholders for our shares of common stock showed 88 registered stockholders and 113,413,333 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2012.

Recent Sales of Unregistered Securities

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Wolverine did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2012.

Item 6.             Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2012 and 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 11 of this annual report.

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

Not accounting for our working capital deficit of $328,124 as of May 31, 2012, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2012. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $600 and a working capital deficit in the amount of $328,124 as of May 31, 2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Exploration Plan

Exploration Summary for Fall 2012

With the termination of the exploratory drilling in October of 2011, Wolverine has reassessed its options on its Cache River property in central Labrador. Of the 11 anomalies targeted only 4 were drilled prior to the shutdown that was due to severe winter weather conditions. The results obtained on grid 1 were not as high as anticipated as the cause of the anomalies in the drilling area was determined to be mainly magnetite with minor sulphides.

The area drilled does not necessarily reflect the entire property as this was only a small portion of the total claim area. There remains seven anomalous areas to be investigated, most of those are 20 km remote from the 2011 drilling and are centered in the area of the surface malachite showing discovered previously by Wolverine. As this area is heavily forested, the only surface outcrops are in the highway rock cuts where there are 6 malachite occurrences along a 1 km stretch of road.

Wolverine is now considering a 300 meter drilling program to begin in September. The targets are the four anomalous areas that are priority 1 and priority 2 zones that are recommended by Abitibi Geophysics as a result of the IP survey carried out in late 2010. These anomalies are the only indication that may indicate a possible cause of the copper showings in the area due to the lack of surface exposures other than the highway.

The drilling contractor which has been selected to do the work is based in nearby Goose Bay and is ready to be mobilized on short notice.

The drilling program will be supervised by Ed Montague the project geologist. Mr. Monatague is the former representative of the Department of Natural Resources of the provincial government and was, in part, responsible for the promotion and development of Labrador’s mineral resources. He resides in Labrador City and is a beneficiary of the Nunatsiavut Government. Mr. Montague spent 25 years with mining and engineering companies such as Bechtel, Placer Dome and United Keno Hill, working in Canada and overseas, prior to joining the provincial government. He is a Professional Geoscientist (P. Geo.) registered with the Association of Professional Engineers and Geoscientist of Newfoundland and Labrador.

The drilling program will be funded by cash on hand and through funds raised pursuant to a private placement.

As at May 31, 2012, we had a cash balance of $600. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Results of Operations for the Years Ended May 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2012 and 2011.

Our operating results for the years ended May 31, 2012 and 2011 are summarized as follows:

	Year Ended
	May 31
	2012	2011
Revenue	$–	$–
Operating Expenses	$452,460	$686,153
Other Income	(41,270)	–
Net Loss	$(411,190)	$(686,153)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended May 31, 2012 and May 31, 2011 are outlined in the table below:

	Year Ended
	May 31
	2012	2011
Depreciation	$1,908	$1,579
Foreign exchange loss	$(3,289)	$266
General and administrative	$331,417	$409,434
Mineral exploration costs	$122,424	$274,874

The decrease in operating expenses for the year ended May 31, 2012, compared to the same period in fiscal 2011, was mainly due to a decrease in financing activities and mineral exploration costs.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	May 31,
	2012	2011

Current assets	$5,835	$28,212
Current liabilities	333,959	236,092
Working capital (deficit)	$(328,124)	$(207,880)

Cash Flows

	Year Ended
	May 31
	2012	2011
Net Cash Used in Operating Activities	$(293,396)	$(615,502)
Net Cash Used in investing activities	–	(5,726)
Net Cash Provided by Financing Activities	291,062	527,450
Net increase (decrease) in cash during period	$(2,334)	$(93,778)

Operating Activities

Net cash used in operating activities during the year ended May 31, 2012 was $293,396 compared to $615,502 during the year ended May 31, 2011.

Investing Activities

Net cash used in investing activities during the year ended May 31, 2012 was $Nil compared to $5,726 for the purchase of property and equipment during the year ended May 31, 2011.

Financing Activities

During the year ended May 31, 2012, we received net proceeds of $260,000 from share subscriptions and shareholder loans in the amount of $31,062.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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
May 31, 2012
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wolverine Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Wolverine Exploration Inc. (An Exploration Stage Company) as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from February 23, 2006 (date of inception) to May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wolverine Exploration Inc. accumulated from February 23, 2006 (date of inception) to May 31, 2008 were audited by other auditors whose report dated September 5, 2008 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from February 23, 2006 (date of inception) to May 31, 2008 reflect a net loss of $868,421 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated from February 23, 2006 (date of inception) to May 31, 2012, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 6, 2012

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2012	2011
	$	$

ASSETS

Current Assets

Cash	600	2,934
Amounts receivable	5,235	14,292
Prepaid expenses and deposits	–	10,986

Total Current Assets	5,835	28,212

Property and equipment (Note 3)	2,239	4,147

Total Assets	8,074	32,359

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	291,638	235,203
Due to related parties (Note 5)	42,321	889

Total Liabilities	333,959	236,092

Going Concern (Note 1)
Commitments (Note 8)
Subsequent Event (Note 11)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, $0.001 par value 113,413,333 and 104,330,000 shares issued and outstanding, respectively	113,413	104,330
Additional paid-in capital	3,255,052	2,973,097
Common stock subscribed (Note 6)	18,000	20,000
Deficit accumulated during the exploration stage	(3,712,350)	(3,301,160)

Total Stockholders’ Deficit	(325,885)	(203,733)

Total Liabilities and Stockholders’ Deficit	8,074	32,359

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
	Year	Year	February 23, 2006
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	1,908	1,579	3,487
Foreign exchange loss (gain)	(3,289)	266	15,183
General and administrative (Note 5)	331,417	409,434	2,617,075
Mineral exploration costs	122,424	274,874	669,009
Write-down of mineral property costs	–	–	348,221

Total Expenses	452,460	686,153	3,652,975

Loss Before Other Income (Expense)	(452,460)	(686,153)	(3,652,975)

Other Income (Expense)

Loss on settlement of debt	–	–	(100,645)
Write-off of accounts payable	41,270	–	41,270

Total Other Income (Expense)	41,270	–	(59,375)

Net Loss	(411,190)	(686,153)	(3,712,350)

Net Loss Per Share, Basic and Diluted	–	(0.01)

Weighted Average Shares Outstanding	109,133,370	100,461,000

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 23, 2006 (Date of Inception) to May 31, 2012
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

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 23, 2006 (Date of Inception) to May 31, 2012
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional	Common	During the
			Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$

Balance, May 31, 2009	68,630,000	68,630	1,030,770	–	(1,451,821)	(352,421)

Common stock issued for cash	5,900,000	5,900	171,100	–	–	177,000

Common stock issued to settle debt	8,050,000	8,050	342,375	–	–	350,425

Stock-based compensation	–	–	746,277	–	–	746,277

Common stock subscribed (net of finders fees of $8,125)	–	–	–	189,875	–	189,875

Net loss for the year	–	–	–	–	(1,163,186)	(1,163,186)

Balance, May 31, 2010	82,580,000	82,580	2,290,522	189,875	(2,615,007)	(52,030)

Common stock issued for cash	21,750,000	21,750	744,750	(198,000)	–	568,500

Finders’ fees (Note 5)	–	–	(62,175)	8,125	–	(54,050)

Common stock subscribed	–	–	–	20,000	–	20,000

Net loss for the year	–	–	–	–	(686,153)	(686,153)

Balance, May 31, 2011	104,330,000	104,330	2,973,097	20,000	(3,301,160)	(203,733)

Common stock issued for cash	8,733,333	8,733	253,267	(20,000)	–	242,000

Common stock issued for services	350,000	350	13,650	–	–	14,000

Stock-based compensation	–	–	6,820	–	–	6,820

Incremental compensation cost for modified stock options	–	–	8,218	–	–	8,218

Common stock subscribed	–	–	–	18,000	–	18,000

Net loss for the year	–	–	–	–	(411,190)	(411,190)

Balance, May 31, 2012	113,413,333	113,413	3,255,052	18,000	(3,712,350)	(325,885)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
	Year	Year	February 23, 2006
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2012	2011	2012
	$	$	$

Operating Activities
Net loss	(411,190)	(686,153)	(3,712,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,908	1,579	3,487
Loss on settlement of debt	–	–	100,645
Stock-based compensation	29,038	–	775,315
Write-off of accounts payable	41,270	–	41,270
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities:
Amounts receivable	9,057	(3,227)	(5,235)
Prepaid expenses and deposits	10,986	63,117	26,100
Accounts payable	15,165	35,808	462,260
Accrued liabilities	–	(20,163)	–
Due to related party	10,370	(6,463)	28,147
Net Cash Used In Operating Activities	(293,396)	(615,502)	(1,932,140)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	(5,726)	(5,726)
Net Cash Used In Investing Activities	–	(5,726)	(6,047)
Financing Activities
Proceeds from loans payable	–	–	24,000
Repayment of loans payable	–	(7,000)	(22,000)
Advances from related parties	31,062	–	50,062
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	260,000	588,500	1,994,900
Stock issuance costs	–	(54,050)	(62,175)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	291,062	527,450	1,938,787
Increase (Decrease) in Cash	(2,334)	(93,778)	600
Cash, Beginning of Period	2,934	96,712	–
Cash, End of Period	600	2,934	600

Supplementary Cash Flow Information (Note 9)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2012, the Company has a working capital deficiency of $328,124 and has accumulated losses of $3,712,350 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

	(a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

	(b)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral property costs, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

	(f)	Long-lived Assets

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

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations at May 31, 2012 and 2011.

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

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

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

(m)	Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(n)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(o)	Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

3.	Property and Equipment

			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,726	3,487	2,239	4,147

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in U.S. dollars)

4.	Mineral Properties

On February 27, 2007, the Company entered into a vend-in agreement whereby they agreed to acquire a 90% interest in four mineral licenses in central Labrador, Canada, comprised of 516 mineral claims covering an area of 33,111 acres, for a $34,000 promissory note and 34,000,000 in common shares with a fair value of $340,000. The purchase price included a total of $26,100 in refundable staking security deposits. These deposits were refunded to the Company in February 2008.

Under the terms of the vend-in agreement, the Company is committed to incurring mineral exploration expenditures of Cdn$150,000 on or before March 1, 2008, Cdn$171,615 on or before March 1, 2009, and Cdn$214,519 on or before March 1, 2010 with the provision that any excess amount spent in one year may be carried forward and applied towards fulfilment of the expenditure requirements of a later year.

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

On March 16, 2010, the Company relinquished its interest in 128 of the mineral claims described above.

5.	Related Party Transactions

	(a)	During the year ended May 31, 2012, the Company incurred consulting fees of $36,023 (2011 - $32,930) to the President of the Company which is included in general and administrative expenses.

	(b)	During the year ended May 31, 2012, the Company incurred consulting fees of $15,152 (2011 - $41,602) to a director of the Company which is included in general and administrative expenses.

(c)

During the year ended May 31, 2012, the Company incurred consulting fees of $120,644 (2011 - $120,996) and rent of $11,934 (2011 - $12,777) to a company controlled by the brother of the President of the Company which is included in general and administrative expenses.

(d)

During the year ended May 31, 2012, the Company incurred consulting fees of $1,527 (2011 - $nil) and finder’s fees of $nil (2011 - $38,000) to the brother of the President of the Company. The consulting fees are included in general and administrative expenses.

	(e)	As at May 31, 2012, the Company owes $11,259 (2011 - $889) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at May 31, 2012, the Company owes $19,362 (Cdn$20,000) (2011 - $nil) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at May 31, 2012, included in accounts payable are the amounts of $3,500 and $137,867 (Cdn$142,410) (2011 - $6,500) owing to this company.

(g)

As at May 31, 2012, the Company owes $11,700 (2011 - $nil) for cash advances received from the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at May 31, 2012, included in accounts payable is the amount of $10,000 (Cdn$10,330) (2011 - $nil) owing to the brother of the President of the Company.

6.	Common Stock

Stock transactions during the year ended May 31, 2012:

(a)

During the year ended May 31, 2012, the Company received stock subscriptions for 1,800,000 shares at $0.01 per share for proceeds of $18,000, which is recorded as common stock subscribed as at May 31, 2012.

	(b)	On November 23, 2011, the Company issued 8,733,333 shares of common stock at $0.03 per share for proceeds of $262,000, of which $20,000 was received as at May 31, 2011.

	(c)	On November 23, 2011, the Company issued 350,000 shares of common stock with a fair value of $14,000 pursuant to a marketing agreement.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in U.S. dollars)

6.	Common Stock (continued)

Stock transactions during the year ended May 31, 2011:

(d)

On March 29, 2011, the Company received stock subscriptions for 400,000 shares of common stock at $0.05 per share for proceeds of $20,000, which was recorded as common stock subscribed as at May 31, 2011.

(e)

On November 14, 2010, the Company issued 5,700,000 shares of common stock at $0.05 per share for proceeds of $285,000. The Company paid finders’ fees of $19,000 in connection with this private placement.

(f) On August 9, 2010, the Company issued 100,000 shares of common stock at $0.03 per share for proceeds of $3,000.

(g)

On July 2, 2010, the Company issued 15,950,000 shares of common stock at $0.03 per share for gross proceeds of $478,500, of which $189,875 (net of finders’ fees of $8,125) was received prior to May 31, 2010 and included in common stock subscribed. The Company paid finders’ fees of $43,175 in connection with this private placement.

7.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

On September 9, 2011, the Company amended the exercise price of 4,900,000 stock options originally granted on May 28, 2010, from an exercise price of $0.14 per share to $0.05 per share. Modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $8,218 for these modified stock options, which is included in general and administrative expense.

On September 9, 2011, the Company granted 200,000 stock options to a consultant exercisable at $0.05 per share until September 9, 2016. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 0.81%, an expected volatility of 189%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.03 per share. During the year ended May 31, 2012, the Company recorded stock-based compensation of $6,820, which is included in general and administrative expense.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding, May 31, 2010 and 2011	5,100,000	0.14

Granted	200,000	0.05
Cancelled	(200,000)	0.14

Outstanding and exercisable, May 31, 2012	5,100,000	0.05	3.0	–

8.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company controlled by the brother of the President of the Company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

(b)

On March 1, 2012, the Company agreed to issue 6,100,000 shares of common stock at a fair value of $61,000 to settle accounts payable of Cdn$61,000, which includes Cdn$50,000 owed to a company controlled by the brother of the President of the Company. Refer to Note 11..

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012
(Expressed in U.S. dollars)

9.	Supplementary Cash Flow Information

			Accumulated from
			February 23, 2006
	Year Ended	Year Ended	(date of inception)
	May 31,	May 31,	to May 31,
	2012	2011	2012
	$	$	$

Non-cash Investing and Financing Activities
Shares issued to settle accounts payable	–	–	312,425
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

10.	Income Taxes

The Company has net operating losses carried forward of $1,833,160 available to offset taxable income in future years which expires beginning in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2012	2011
	$	$
Income tax recovery at statutory rate	(139,805)	(233,292)
Permanent differences	5,113	–
Valuation allowance change	134,692	233,292
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2012 and 2011, are as follows:

	2012	2011
	$	$
Mineral property costs	464,253	422,629
Net operating losses carried forward	623,275	530,207
Gross deferred income tax assets	1,087,528	952,836
Valuation allowance	(1,087,528)	(952,836)
Net deferred income tax asset	–	–

11.	Subsequent Event

On August 27, 2012, the Company issued the 6,100,000 shares of common stock to settle accounts payable of $61,000 as described in Note 8(b).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2012, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2012.

Changes in Internal Control

During the quarter ended May 31, 2012 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Lee Costerd	President, Chief Executive Officer, Chief	59	February 23, 2006
	Financial Officer and Director

Luke Rich	Vice President, Exploration and Business	47	June 14, 2010
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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11.           Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2012, 2011 and 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2012, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Lee Costerd Chief Executive Officer, Chief Financial Officer and Director)	2012 2011 2010	$36,023 $32,930 $28,026	Nil Nil Nil	Nil Nil Nil	Nil Nil $88,207	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$36,023 $32,930 $116,233

* Calculated using the Black-Scholes option-pricing model. Please see Note 7 of the financial statements for the year ended May 31, 2010.

Stock Options/SAR Grants

During the period from inception (February 23, 2006) to May 31, 2012, we granted 550,000 stock options with an exercise price of $0.14 per share and an expiry date of May 28, 2015 to our executive officer. On September 9, 2011 the exercise price of the stock options was amended to $0.05 per share.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2012 or May 31, 2011 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended May 31, 2012.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2012.

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

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 12, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lee Costerd 4055 McLean Road Quesnel, British Columbia	3,845,593	3.4%
Luke Rich P.O. Box 65 Natuashish, NL A0P 1A0	625,140	0.5%
Directors and Officers as a Group	4,470,733	3.9%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 12, 2012. As of September 12, 2012, there were 119,513,333 shares of our company’s common stock issued and outstanding.

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

Item 14.           Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
May 31
	2012	2011
	($)	($)
Audit Fees	Cdn$13,300	Cdn$13,400

Audit Related Fees	Nil	Nil

Tax Fees	Cdn$1,000	Nil

All Other Fees	Nil	Nil

Total	Cdn$13,300	Cdn$13,400

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: September 12, 2012	/s/ Lee Costerd
Lee Costerd
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: September 12, 2012	/s/ Lee Costerd
Lee Costerd
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 12, 2012	/s/ Lee Costerd
Lee Costerd
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer)

Dated: September 12, 2012	/s/ Lee Costerd
Lee Costerd
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Dated: September 12, 2012	/s/ Luke Rich
Luke Rich
Director