Form 10-Q
period 2012-08-31
Wolverine Exploration Inc.
filed 2012-10-15
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ?
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
121,333,333 common shares issued and outstanding as October 15, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2012	2012
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	116	600
Amounts receivable	4,380	5,235
Prepaid expenses	2,000	–

Total Current Assets	6,496	5,835

Property and equipment (Note 3)	1,762	2,239

Total Assets	8,258	8,074

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 4)	276,654	291,638
Accrued liabilities	9,435	–
Due to related party (Note 4)	46,820	42,321

Total Liabilities	332,909	333,959

Going Concern (Note 1)
Commitments (Note 7)
Subsequent Event (Note 9)

Stockholders’ Deficit

Common stock, 200,000,000 shares authorized, $0.001 par value 119,513,333 and 113,413,333 shares issued and outstanding, respectively	119,513	113,413
Additional paid-in capital	3,309,952	3,255,052
Common stock subscribed (Note 5)	32,000	18,000
Deficit accumulated during the exploration stage	(3,786,116)	(3,712,350)

Total Stockholders’ Deficit	(324,651)	(325,885)

Total Liabilities and Stockholders’ Deficit	8,258	8,074

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	February 23, 2006
	Ended	Ended	(date of inception)
	August 31,	August 31,	to August 31,
	2012	2011	2012
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	477	477	3,964
Foreign exchange loss	10,659	943	25,842
General and administrative (Note 4)	64,353	78,705	2,681,428
Mineral exploration costs (recoveries)	(944)	11,318	668,065
Write-down of mineral property costs	–	–	348,221

Total Expenses	74,545	91,443	3,727,520

Loss Before Other Income (Expense)	(74,545)	(91,443)	(3,727,520)

Other Income (Expense)

Loss on settlement of debt	–	–	(100,645)
Write-off of accounts payable	779	–	42,049
Total Other Income (Expense)	779	–	(58,596)

Net Loss	(73,766)	(91,443)	(3,786,116)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	113,944,000	104,330,000

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	February 23, 2006
	Ended	Ended	(date of inception)
	August 31,	August 31,	to August 31,
	2012	2011	2012
	$	$	$

Operating Activities

Net loss	(73,766)	(91,443)	(3,786,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477	477	3,964
Loss on settlement of debt	–	–	100,645
Stock-based compensation	–	–	775,315
Write-off of accounts payable	(779)	–	(42,049)
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	855	(4,759)	(4,380)
Prepaid expenses and deposits	(2,000)	(6,697)	24,100
Accounts payable	46,795	25,103	591,595
Accrued liabilities	9,435	–	9,435
Due to related party	4,499	3,553	32,646
Net Cash Used In Operating Activities	(14,484)	(73,766)	(1,946,624)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	–	(5,726)
Net Cash Used In Investing Activities	–	–	(6,047)
Financing Activities
Proceeds from loans payable	–	–	24,000
Repayment of loans payable	–	–	(22,000)
Advances from related parties	–	–	50,062
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	14,000	72,000	2,008,900
Stock issuance costs	–	–	(62,175)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	14,000	72,000	1,952,787
Decrease in Cash	(484)	(1,766)	116
Cash, Beginning of Period	600	2,934	–
Cash, End of Period	116	1,168	116

Supplementary Cash Flow Information (Note 8)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

The accompanying financial statements of Wolverine Exploration Inc.(the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2012, the Company has a working capital deficiency of $326,413 and has accumulated losses of $3,786,116 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			August 31,	May 31,
			2012	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,726	3,964	1,762	2,239

4.	Related Party Transactions

	(a)	During the three months ended August 31, 2012, the Company incurred consulting fees of $8,817 (2011 - $9,199) to the President of the Company.

	(b)	During the three months ended August 31, 2012, the Company incurred consulting fees of $nil (2011 - $3,377) to a director of the Company.

	(c)	As at August 31, 2012, the Company owed $14,830 (May 31, 2012 - $11,259) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)

As at August 31, 2012, the Company owes $20,290 (Cdn$20,000) (May 31, 2012 - $19,362 (Cdn$20,000)) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at May 31, 2012, included in accounts payable are the amounts of $124,829 (Cdn$123,045) (May 31, 2012 - $3,500 and $137,867 (Cdn$142,410)) owing to this company.

(e)

As at August 31, 2012, the Company owes $11,700 (May 31, 2012 - $11,700) for cash advances received from the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at August 31, 2012, included in accounts payable is the amount of $8,958 (Cdn$8,830) (May 31, 2012 - $10,000 (Cdn$10,330)) owing to the brother of the President of the Company.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

5.	Common Stock

(a) As at August 31, 2012, the Company has received stock subscriptions for 3,200,000 shares at $0.01 per share for proceeds of $32,000 of which $18,000 was received as at May 31, 2012. Refer to Note 9.

(b) On August 23, 2012, the Company issued 6,100,000 shares of common stock with a fair value of $61,000 to settle accounts payable of $61,000.

6.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding and exercisable, May 31, 2012 and August 31, 2012	5,100,000	0.05	2.8	–

7.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

	(b)	On August 28, 2012, the Company agreed to issue 600,000 shares of common stock with a fair value of $6,000 to settle accounts payable of $6,000.

	(c)	On August 31, 2012, the Company agreed to issue 200,000 shares of common stock with a fair value of $2,000 to settle accounts payable of $2,000.

8.	Supplementary Cash Flow Information

			Accumulated from
	Three Months	Three Months	February 23, 2006
	Ended	Ended	(date of inception)
	August 31,	August 31,	to August 31,
	2012	2011	2012
	$	$	$

Non-cash Investing and Financing Activities
Shares issued to settle accounts payable	61,000	–	373,425
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2012
(Expressed in U.S. dollars)
(unaudited)

9.	Subsequent Event

On October 9, 2012, the Company issued 1,800,000 shares of common stock for proceeds of $18,000, which were received as at August 31, 2012. Refer to Note 5(a).

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

Not accounting for our working capital deficiency of $326,413, we require additional funds of approximately CDN$45,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs.

Our auditors have issued a going concern opinion for our year ended May 31, 2012. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at August 31, 2012 we had cash in the amount of $116 and a working capital deficiency in the amount of $326,413. As of August 31, 2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

The drilling program will be funded by funds raised pursuant to a private placement.

As at August 31, 2012, we had a cash balance of $116. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2013.

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

Results of Operations

Three Months Ended August 31, 2012 and August 31, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2012 which are included herein.

Three month summary ending August 31, 2012 and August 31, 2011

		Three Months Ended

		August 31,		August 31,
		2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$74,545		$91,443
Net Loss		$(74,545)		$(91,443)

Expenses

Our operating expenses for the three month periods ended August 31, 2012 and August 31, 2011 are outlined in the table below:

	Three Months Ended

	August 31,	August 31,
	2012	2011
Depreciation	$477	$477
Foreign exchange loss	$10,659	$943
General and administrative	$64,353	$78,705
Mineral exploration costs (recoveries)	$(944)	$11,318

Operating expenses for the three months ended August 31, 2012 decreased compared to the comparative period in 2011 primarily due to a decrease in exploration activities and general and administrative expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	August 31,	May 31,
	2012	2012
Current assets	$6,496	$5,835
Current liabilities	332,909	333,959
Working capital deficit	$(326,413)	$(328,124)

Cash Flows
	Three Months Ended

	August 31,	August 31,
	2012	2011
Net Cash Used in Operating Activities	$(14,484)	$(73,766)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	14,000	72,000
Net increase (decrease) in cash during period	$(484)	$(1,766)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2012, was $14,484 compared to $73,766 during the three months ended August 31, 2011. The significant decrease in cash used in operating activities was mainly due to $(944) incurred for mineral exploration costs (recoveries) compared to $11,318 in the comparable period.

Financing Activities

During the three months ended August 31, 2012, we received $14,000 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $72,000 through the issuance of shares/shares subscribed in private placements.

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

As of August 31, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2012, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2012 financial statements, our company was incorporated on February 23, 2006, and does not have a history of earnings, and as a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 23, 2012, we issued 6,100,000 shares of our common stock pursuant to debt settlement agreements with two individuals. The deemed price of the shares issued was $0.01 per share. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: October 15, 2012	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)