Form 10-Q
period 2012-11-30
Wolverine Exploration Inc.
filed 2013-01-14
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

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
121,333,333 common shares issued and outstanding as January 14, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended November 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2012	2012
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	70	600
Amounts receivable	7,084	5,235
Total Current Assets	7,154	5,835
Property and equipment (Note 3)	1,284	2,239
Total Assets	8,438	8,074
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4)	340,213	291,638
Due to related party (Note 4)	52,981	42,321
Loan payable (Note 5)	3,019	–
Total Liabilities	396,213	333,959
Going Concern (Note 1)
Commitments (Note 8)
Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value 121,313,333 and 113,413,333 shares issued and outstanding, respectively	121,313	113,413
Additional paid-in capital	3,326,152	3,255,052
Common stock subscribed (Note 6)	75,000	18,000
Deficit accumulated during the exploration stage	(3,910,240)	(3,712,350)
Total Stockholders’ Deficit	(387,775)	(325,885)
Total Liabilities and Stockholders’ Deficit	8,438	8,074

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Six Months	Six Months	February 23, 2006
	Ended	Ended	Ended	Ended	(date of inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Revenue	–	–	–	–	–
Expenses
Depreciation	477	477	954	954	4,441
Foreign exchange loss	(1,973)	1,145	8,686	2,088	23,869
General and administrative (Note 4)	82,749	109,142	147,102	187,847	2,764,177
Mineral exploration costs	42,092	102,114	41,148	113,432	710,157
Write-down of mineral property costs	–	–	–	–	348,221
Total Expenses	123,345	212,878	197,890	304,321	3,850,865
Loss Before Other Income (Expense)	(123,345)	(212,878)	(197,890)	(304,321)	(3,850,865)
Other Income (Expense)
Loss on settlement of debt	–	–	–	–	(100,645)
Write-off of accounts payable	(779)	–	–	–	41,270
Total Other Income (Expense)	(779)	–	–	–	(59,375)
Net Loss	(124,124)	(212,878)	(197,890)	(304,321)	(3,910,240)
Net Loss Per Share, Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding	120,542,000	105,029,000	117,225,000	104,677,000

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	February 23, 2006
	Ended	Ended	(date of inception)
	November 30,	November 30,	to November 30,
	2012	2011	2012
	$	$	$

Operating Activities
Net loss	(197,890)	(304,321)	(3,910,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	954	954	4,441
Loss on settlement of debt	–	–	100,645
Stock-based compensation	–	15,038	775,315
Write-off of accounts payable	–	–	(41,270)
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	(1,849)	11,012	(7,084)
Prepaid expenses and deposits	–	9,932	26,100
Accounts payable	109,576	20,326	654,376
Due to related party	10,660	3,335	38,807
Net Cash Used In Operating Activities	(78,549)	(243,724)	(2,010,689)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	–	(5,726)
Net Cash Used In Investing Activities	–	–	(6,047)
Financing Activities
Proceeds from loans payable	3,019	–	27,019
Repayment of loans payable	–	–	(22,000)
Advances from related parties	–	–	50,062
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	75,000	242,000	2,069,900
Stock issuance costs	–	–	(62,175)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	78,019	242,000	2,016,806
Change in Cash	(530)	(1,724)	70
Cash, Beginning of Period	600	2,934	–
Cash, End of Period	70	1,210	70

Supplementary Cash Flow Information (Note 9)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2012
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2012, the Company has a working capital deficiency of $389,059 and has accumulated losses of $3,910,240 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			November 30,	May 31,
			2012	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,725	4,441	1,284	2,239

4.	Related Party Transactions

	(a)	During the six months ended November 30, 2012, the Company incurred consulting fees of $17,923 (2011 - $18,081) to the President of the Company.

	(b)	During the six months ended November 30, 2012, the Company incurred consulting fees of $102 (2011 - $14,152) to a director of the Company.

	(c)	As at November 30, 2012, the Company owed $21,153 (May 31, 2012 - $11,259) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)

As at November 30, 2012, the Company owes $20,128 (Cdn$20,000) (May 31, 2012 - $19,362 (Cdn$20,000)) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at November 30, 2012, included in accounts payable are the amounts of $144,170 (Cdn$143,253) (May 31, 2012 - $3,500 and $137,867 (Cdn$142,410)) owing to this company.

(e)

As at November 30, 2012, the Company owes $11,700 (May 31, 2012 - $11,700) for cash advances received from the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at November 30, 2012, included in accounts payable is the amount of $3,855 (Cdn$3,830) (May 31, 2012 - $10,000 (Cdn$10,330)) owing to the brother of the President of the Company.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

5.	Loan Payable

As at November 30, 2012, the Company has a loan payable of $3,019 (Cdn$3,000), which is non-interest bearing, unsecured, and due on demand.

6.	Common Stock

(a) As at November 30, 2012, the Company has received stock subscriptions for 7,500,000 shares at $0.01 per share for proceeds of $75,000.

(b) On August 23, 2012, the Company issued 6,100,000 shares of common stock with a fair value of $61,000 to settle accounts payable of $61,000.

(c) On October 9, 2012, the Company issued 1,800,000 shares of common stock at $0.01 per share for proceeds of $18,000, which was recorded as common stock subscribed as at May 31, 2012.

7.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding and exercisable, May 31, 2012 and November 30, 2012	5,100,000	0.05	2.5	–

8.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

	(b)	On June 1, 2012, the Company agreed to issue 500,000 shares of common stock with a fair value of $6,000 to settle accounts payable of $5,000.

	(c)	On June 1, 2012, the Company agreed to issue 250,000 shares of common stock with a fair value of $3,000 to settle accounts payable of $2,500.

	(d)	On August 28, 2012, the Company agreed to issue 600,000 shares of common stock with a fair value of $6,000 to settle accounts payable of $6,000.

	(e)	On August 31, 2012, the Company agreed to issue 200,000 shares of common stock with a fair value of $2,000 to settle accounts payable of $2,000.

	(f)	On September 1, 2012, the Company agreed to issue 500,000 shares of common stock with a fair value of $5,000 to settle accounts payable of $5,000.

	(g)	On September 1, 2012, the Company agreed to issue 1,000,000 shares of common stock with a fair value of $10,000 to settle accounts payable of $10,000.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

9.	Supplementary Cash Flow Information

			Accumulated from
	Six Months	Six Months	February 23, 2006
	Ended	Ended	(date of inception)
	November 30,	November 30,	to November 30,
	2012	2011	2012
	$	$	$

Non-cash Investing and Financing Activities
Shares issued to settle accounts payable	61,000	–	373,425
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report, the terms "we", "us", "our", the "Company" and "Wolverine" mean Wolverine Exploration Inc., unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006 and is quoted on the OTCQB and OTCBB under the symbol WOLV.

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc. ("Shenin"), a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we were required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time. To date, we have incurred expenditures of $710,157.

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

On August 27, 2009 we signed an amending agreement with Shenin which waives all of the remaining work commitments required under the vend-in agreement subject to us incurring sufficient exploration expenditures on the claims to keep them in good standing with the Province of Newfoundland and Labrador.

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

Our working capital deficiency of $389,059, we also require additional funds to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. The 2013 exploration budget has not yet been determined.

Our auditors have issued a going concern opinion for our year ended May 31, 2012. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at November 30, 2012 we had cash in the amount of $70 and a working capital deficiency in the amount of $389,059. As of November 30, 2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Exploration Plan

The exploration plan for 2013 has not yet been determined.

As at November 30, 2012, we had a cash balance of $70. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2013.

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

Mineral Property Costs

Our company has been in the exploration stage since inception and have not yet realized any revenues from its operations. We are primarily engaged in the acquisition and exploration of mineral exploration properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred. Our company assesses the carrying costs for impairment under ASC 360, "Property, Plant and Equipment" at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Results of Operations

Three Months Ended November 30, 2012 and November 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2012 which are included herein.

Three month summary ending November 30, 2012 and November 30, 2011

		Three Months Ended

		November 30, 2012		November 30, 2011
Revenue	$	Nil	$	Nil
Operating Expenses		$123,345		$212,878
Net Loss		$(124,124)		$(212,878)

Six Months Ended November 30, 2012 and November 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2012 which are included herein.

Six month summary ending November 30, 2012 and November 30, 2011

		Six Months Ended

		November 30, 2012		November 30, 2011
Revenue	$	Nil	$	Nil
Operating Expenses		$197,890		$304,321
Net Loss		$(197,890)		$(304,321)

Expenses

Our operating expenses for the three month periods ended November 30, 2012 and November 30, 2011 are outlined in the table below:

	Three Months Ended
	November 30, 2012	November 30, 2011
Depreciation	$477	$477
Foreign exchange loss	$(1,973)	$1,145
General and administrative	$82,749	$109,142
Mineral exploration costs	$42,092	$102,114

Operating expenses for the three months ended November 30, 2012 decreased compared to the comparative period in 2011 primarily due to a decrease in exploration activities and general and administrative expenses.

Expenses

Our operating expenses for the six month periods ended November 30, 2012 and November 30, 2011 are outlined in the table below:

	Six Months Ended

	November 30, 2012	November 30, 2011
Depreciation	$954	$954
Foreign exchange loss	$8,686	$2,088
General and administrative	$147,102	$187,847
Mineral exploration costs	$41,148	$113,432

Operating expenses for the six months ended November 30, 2012 decreased compared to the comparative period in 2011 primarily due to a decrease in exploration activities and general and administrative expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	November 30,	May 31,
	2012	2012
Current assets	$7,154	$5,835
Current liabilities	396,213	333,959
Working capital deficit	$(389,059)	$(328,124)

Cash Flows

	Six Months Ended

	November 30,	August 31,
	2012	2011
Net Cash Used in Operating Activities	$(78,549)	$(243,724)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	78,019	242,000
Net increase (decrease) in cash during period	$(530)	$(1,724)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2012, was $78,549 compared to $243,724 during the six months ended November 30, 2011. The significant decrease in cash used in operating activities was mainly due to $41,148 incurred for mineral exploration costs compared to $113,432 in the comparable period.

Financing Activities

During the six months ended November 30, 2012, we received $75,000 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $242,000 through the issuance of shares/shares subscribed in private placements.

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

As of November 30, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2012, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There are several governmental regulations that materially restrict the exploration of minerals. Our company will be subject to the mining laws and regulations as contained in the Mineral Act of the Province of Newfoundland and Labrador as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our company's planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent our company from carrying out our exploration program.

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

Our auditors have expressed substantial doubt about our company's ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2012 financial statements, our company was incorporated on February 23, 2006, and does not have a history of earnings, and as a result, our company's auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2012, we issued 6,100,000 shares of our common stock pursuant to debt settlement agreements with two individuals. The deemed price of the shares issued was $0.01 per share. We have issued all of the shares to non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 9, 2012, we issued 1,600,000 shares of our common stock in a private placement at a purchase price of $0.01 raising gross proceeds of $16,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On October 9, 2012, we issued 200,000 shares of our common stock in a private placement at a purchase price of $0.01 raising gross proceeds of $2,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: January 14, 2013	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)