Form 10-Q
period 2013-02-28
Wolverine Exploration Inc.
filed 2013-04-15
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 133,333,333 common shares issued and outstanding as April 15, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 28, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
February 28, 2013
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2013	2012
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	44	600
Amounts receivable	4,828	5,235
Total Current Assets	4,872	5,835
Property and equipment (Note 3)	807	2,239
Total Assets	5,679	8,074
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 4)	381,076	291,638
Accrued liabilities	3,428	–
Due to related parties (Note 4)	58,743	42,321
Total Liabilities	443,247	333,959
Going Concern (Note 1)
Commitments (Note 7)
Subsequent Events (Note 9)
Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value 121,313,333 and 113,413,333 shares issued and outstanding, respectively	121,313	113,413
Additional paid-in capital	3,326,152	3,255,052
Common stock subscribed (Note 5)	78,000	18,000
Deficit accumulated during the exploration stage	(3,963,033)	(3,712,350)
Total Stockholders’ Deficit	(437,568)	(325,885)
Total Liabilities and Stockholders’ Deficit	5,679	8,074

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	February 23, 2006
	Ended	Ended	Ended	Ended	(date of inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2013	2012	2013	2012	2013
	$	$	$	$	$
Revenue	–	–	–	–	–
Expenses
Depreciation	477	477	1,431	1,431	4,918
Foreign exchange loss	(11,392)	4,879	(2,706)	6,967	12,477
General and administrative (Note 4)	63,708	68,820	210,810	256,667	2,827,885
Mineral exploration costs	–	–	41,148	113,432	710,157
Write-down of mineral property costs	–	–	–	–	348,221
Total Expenses	52,793	74,176	250,683	378,497	3,903,658
Loss Before Other Income (Expense)	(52,793)	(74,176)	(250,683)	(378,497)	(3,903,658)
Other Income (Expense)
Loss on settlement of debt	–	–	–	–	(100,645)
Write-off of accounts payable	–	–	–	–	41,270
Total Other Income (Expense)	–	–	–	–	(59,375)
Net Loss	(52,793)	(74,176)	(250,683)	(378,497)	(3,963,033)
Net Loss Per Share, Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding	121,313,000	113,413,000	118,573,000	107,579,000

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine Months	Nine Months	February 23, 2006
	Ended	Ended	(date of inception)
	February 28,	February 28,	to February 28,
	2013	2012	2013
	$	$	$

Operating Activities
Net loss	(250,683)	(378,497)	(3,963,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,431	1,431	4,918
Loss on settlement of debt	–	–	100,645
Stock-based compensation	–	22,038	775,315
Write-off of accounts payable	–	–	(41,270)
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	407	6,161	(4,828)
Prepaid expenses and deposits	–	10,986	26,100
Accounts payable	150,439	68,544	695,239
Accrued liabilities	3,428	–	3,428
Due to related parties	16,422	8,450	44,569
Net Cash Used In Operating Activities	(78,556)	(260,887)	(2,010,696)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	–	(5,726)
Net Cash Used In Investing Activities	–	–	(6,047)
Financing Activities
Proceeds from loans payable	–	–	24,000
Repayment of loans payable	–	–	(22,000)
Advances from related parties	–	–	50,062
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	78,000	262,700	2,072,900
Stock issuance costs	–	–	(62,175)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	78,000	262,700	2,016,787
Change in Cash	(556)	1,813	44
Cash, Beginning of Period	600	2,934	–
Cash, End of Period	44	4,747	44

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2013, the Company has a working capital deficiency of $438,375 and has accumulated losses of $3,963,033 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			February 28,	May 31,
			2013	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,725	4,918	807	2,239

4.	Related Party Transactions

	(a)	During the nine months ended February 28, 2013, the Company incurred consulting fees of $26,966 (2011 - $26,991) to the President of the Company.

	(b)	During the nine months ended February 28, 2013, the Company incurred consulting fees of $102 (2011 - $14,152) to a director of the Company.

	(c)	As at February 28, 2013, the Company owed $27,651 (May 31, 2012 - $11,259) to the President of the Company which is non-interest bearing, unsecured, and due on demand. Refer to Note 7(n).

(d)

As at February 28, 2013, the Company owes $19,392 (Cdn$20,000) (May 31, 2012 - $19,362 (Cdn$20,000)) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at February 28, 2013, included in accounts payable are the amounts of $181,960 (Cdn$187,665) (May 31, 2012 - $3,500 and $137,867 (Cdn$142,410)) owing to this company. Refer to Note 7(h).

(e)

As at February 28, 2013, the Company owes $11,700 (May 31, 2012 - $11,700) for cash advances received from the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at February 28, 2013, included in accounts payable is the amount of $3,554 (Cdn$3,665) (May 31, 2012 - $10,000 (Cdn$10,330)) owing to the brother of the President of the Company.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

5.	Common Stock

(a) As at February 28, 2013, the Company has received stock subscriptions for 7,800,000 shares at $0.01 per share for proceeds of $78,000.

(b)

On August 23, 2012, the Company issued 6,100,000 shares of common stock with a fair value of $61,000 to settle accounts payable of $61,000, of which 5,000,000 shares of common stock with a fair value of $50,000 were issued to settle accounts payable of $50,000 owing to a company controlled by the brother of the President of the Company.

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

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding and exercisable, May 31, 2012 and February 28, 2013	5,100,000	0.05	2.29	–

7.	Commitments

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

(h)

On September 1, 2012, the Company agreed to issue 12,000,000 shares of common stock with a fair value of $120,000 to settle accounts payable of $120,000 owing to a company controlled by the brother of the President of the Company.

	(i)	On September 1, 2012, the Company agreed to issue 1,000,000 shares of common stock with a fair value of $10,000 to settle accounts payable of $10,000.

	(j)	On October 1, 2012, the Company agreed to issue 1,200,000 shares of common stock with a fair value of $10,560 to settle accounts payable of $12,000.

	(k)	On December 1, 2012, the Company agreed to issue 500,000 shares of common stock with a fair value of $1,950 to settle accounts payable of $5,000.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2012
(Expressed in U.S. dollars)
(unaudited)

7.	Commitments (continued)

	(l)	On December 1, 2012, the Company agreed to issue 500,000 shares of common stock with a fair value of $1,950 to settle accounts payable of $5,000.

	(m)	On December 1, 2012, the Company agreed to issue 400,000 shares of common stock with a fair value of $1,560 to settle accounts payable of $4,000.

	(n)	On January 1, 2013, the Company agreed to issue 1,000,000 shares of common stock with a fair value of $6,000 to settle the amount of $10,000 owing to the President of the Company.

8.	Supplementary Cash Flow Information

			Accumulated from
	Nine Months	Nine Months	February 23, 2006
	Ended	Ended	(date of inception)
	February 28,	February 28,	to February 28,
	2013	2012	2013
	$	$	$

Non-cash Investing and Financing Activities
Shares issued to settle accounts payable	61,000	–	373,425
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	15,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Shares issued pursuant to mineral property vend-in agreement	–	–	340,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

9.	Subsequent Events

	(a)	On March 1, 2013, the Company agreed to issue 1,000,000 shares of common stock with a fair value of $6,000 to settle accounts payable of $10,000.

	(b)	On March 8, 2013, the Company issued 12,000,000 shares of common stock with a fair value of $120,000 to settle accounts payable of $120,000 as described in Note 7(h).

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

Wolverine currently holds a 90% interest and Shenin holds a 10% interest in a total of 133 claims.

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

Our working capital deficiency of $438,375, we also require additional funds to proceed with our plan of operation over the next twelve months, exclusive of any acquisition costs. The 2013 exploration budget has not yet been determined.

Our auditors have issued a going concern opinion for our year ended May 31, 2012. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at February 28, 2013 we had cash in the amount of $44 and a working capital deficiency in the amount of $438,375. As of February 28, 2013, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Exploration Plan

The exploration plan for 2013 has not yet been determined.

As at February 28, 2013, we had a cash balance of $44. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2014.

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

Results of Operations

Three Months Ended February 28, 2013 and February 28, 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2012 which are included herein.

Three month summary ending February 28, 2013 and February 28, 2012

		Three Months Ended

		February 28, 2013		February 28, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		$52,793		$74,176
Net Loss		$(52,793)		$(74,176)

Nine Months Ended February 28, 2013 and February 28, 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2013 which are included herein.

Nine month summary ending February 28, 2013 and February 28, 2012

		Nine Months Ended

		February 28, 2013		February 28, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		$250,683		$378,497
Net Loss		$(250,683)		$(378,497)

Expenses

Our operating expenses for the three month periods ended February 28, 2013 and February 28, 2012 are outlined in the table below:

	Three Months Ended
	February 28, 2013	February 28, 2012
Depreciation	$477	$477
Foreign exchange loss (gain)	$(11,392)	$4,879
General and administrative	$63,708	$68,820
Mineral exploration costs	$-	$-

Operating expenses for the three months ended February 28, 2013 decreased compared to the comparative period in 2012 primarily due to a decrease in general and administrative expenses.

Expenses

Our operating expenses for the nine month periods ended February 28, 2013 and February 28, 2012 are outlined in the table below:

	Nine Months Ended

	February 28, 2013	February 28, 2012
Depreciation	$1,431	$1,431
Foreign exchange loss (gain)	$(2,706)	$6,967
General and administrative	$210,810	$256,667
Mineral exploration costs	$41,148	$113,432

Operating expenses for the nine months ended February 28, 2013 decreased compared to the comparative period in 2012 primarily due to a decrease in exploration activities and general and administrative expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	February 28,	May 31,
	2013	2012
Current assets	$4,872	$5,835
Current liabilities	443,247	333,959
Working capital deficit	$(438,375)	$(328,124)

Cash Flows
	Nine Months Ended

	February 28,	February 28,
	2013	2012
Net Cash Used in Operating Activities	$(78,556)	$(260,887)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	78,000	262,700
Net increase (decrease) in cash during period	$(556)	$1,813

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2013, was $78,556 compared to $260,887 during the nine months ended February 28, 2012. The significant decrease in cash used in operating activities was mainly due to $41,148 incurred for mineral exploration costs compared to $113,432 in the comparable period.

Financing Activities

During the nine months ended February 28, 2013, we received $78,000 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $262,700 through the issuance of shares/shares subscribed in private placements.

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

As of February 28, 2013, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2012, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our company holds a significant portion of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in translation gains or losses in Canadian dollar terms. If there was to be a significant decline in the United States dollar versus the Canadian Dollar, our US dollar purchasing power in Canadian dollars would also significantly decline. Our company has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: April 15, 2013	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)