Form 10-K
period 2013-05-31
Wolverine Exploration Inc.
filed 2013-09-13
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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
Yes [   ]     No [X]

The value of Common Stock held by non-affiliates of the Registrant on September 13, 2013 was $1,477,252 based on a market price of $0.01 (per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

186,563,333 shares of common stock issued & outstanding as of September 12, 2013

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

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc. (“Shenin”), a private Canadian corporation, for the purchase of a 90% interest certain mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we were required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time.

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

Wolverine now holds a 90% interest and Shenin holds a 10% interest in a total of 113 claims.

On June 11, 2013 Wolverine entered into an Agreement (the “Agreement”) with 0969015 B.C. Ltd (“0969015”) to acquire the Eureka Project Claims located in the Cariboo Mining District of British Columbia. Under the terms of the Agreement Wolverine issued 35,000,000 shares of common stock to 0969015 at a fair value of $0.01 per share as full consideration for the acquisition of the Eureka Project Claims.

On September 5, 2013 Wolverine entered into a Letter of Intent (“LOI”) with the cyber security corporation ENIGMAMobil Inc.(“Enigma”) to acquire a 25% interest in Enigma for a cash payment of $10,000,000. Under the terms of the LOI Wolverine will have 120 days to raise the financing and enter into a formal purchase agreement with Enigma.

Our Current Business

We are an exploration stage company engaged in the business of acquisition and exploration of base and precious metal mineral properties. Our current exploration is focused on mineral properties located in British Columbia and Labrador, Canada. We have not yet determined whether the Labrador Claims or the Eureka Project Claims contain mineral reserves that are economically recoverable.

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

Figure 1. The Claims are located approximately 120 kilometers (75 miles) west of Goose Bay, Labrador.

Description of Labrador Claims

The Labrador Claims are unencumbered and in good standing and there are no third party conditions which affect the Labrador Claims other than conditions defined by the Province of Newfoundland and Labrador described below. The Labrador Claims together make up an aggregate area of 2,825 hectares. We have no insurance covering the Labrador Claims. Management believes that no insurance is necessary since the Labrador Claims are unimproved and contain no buildings or improvements.

The Labrador Claims consist of a total of 113 mineral claims covering 5 separate licenses as described in Table 1 below. A layout of the Labrador Claims is shown in Figure 2 below.

Table 1. Summary of the Claims.
Number	# of Claims	NTS	Area	Good to Date
			(hectares)
012425M	82	13E/01	2,050	08-18-2016
013472M	6	13F/04	150	05-17-2017
017119M	6	13E/01	150	01-28-2015
017355M	9	13E/01	225	03-01-2015
017584M	10	13F/04	250	05-03-2015

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

In the fall of 2012 a follow up program of diamond drilling consisting of two holes was drilled byInnu-Cartwright Drilling Limited Partnership.

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

The two anomalies drilled in the fall of 2012 at approximately 50 degree angles did not intersect sufficient amounts of mineralization to account for the magnitude of that picked up by the IP survey. There are very minor amounts of pyrite and the rock is slightly magnetic with only background radioactivity.

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

Copper-gold (Cu-Au) deposits occur within sedimentary rocks when a stock intrudes into the sediments and heats up the ground water. The heated fluids pick up copper and other metals as they percolate through fractures opened up within the sediments. Mineralization is mostly disseminated, but significant veins of chalcopyrite, rich in gold, are also present. The presence of chalcopyrite in meta-sediment and malachite staining are excellent indicators for a copper-gold system.

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

The Eureka Project Claims

The Eureka Project Claims, with a total area of 3,910.67 hectares (9,663.5 acres), are immediately adjacent to the Wingdam Project. The property is located along the north and south banks of Lightning Creek, spanning south to Sovereign Creek at its confluence with Atis Creek. Highway 26 runs along the northeastern boundary and the Swift River forest service road runs through the property. All areas of the property are accessible by forest service roads. The property is located 30 km east of Quesnel in Central British Columbia. Access is via the all-weather Barkerville Highway No. 26, then by logging and mining roads through the property.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2013 financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue, has a working capital deficiency, and has incurred operating losses since inception. As a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 4.              Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended May 31, 2013.

PART II

Item 5.              Market for Common Equity and Related Stockholder Matters

Public Market for Common Stock

Our stock is quoted on the OTCQB under the symbol WOLV.

Stockholders of Our Common Shares

As of the date of this annual report, we have 99 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2013.

Warrants

We have not issued and do not have any outstanding warrants to purchase shares of our common stock.

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

On August 26, 2013 the list of stockholders for our shares of common stock showed 99 registered stockholders and 186,563,333 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2013.

Recent Sales of Unregistered Securities

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

On October 9, 2012, we issued 1,600,000 shares of our common stock in a private placement at a purchase price of $0.01 raising gross proceeds of $16,000. We have issued all of the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On October 9, 2012, we issued 200,000 shares of our common stock in a private placement at a purchase price of $0.01 raising gross proceeds of $2,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 8, 2013, we issued 12,000,000 shares of our common stock pursuant to a debt settlement agreement with one individual. The deemed price of the shares issued was $0.01 per share. We have issued all of the shares to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 23, 2013, we issued 1,600,000 shares of our common stock in a private placement at a purchase price of $0.01 raising gross proceeds of $16,000. We have issued all of the securities to two U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On April 23, 2013, we issued 6,200,000 shares of our common stock in a private placement at a purchase price of $0.01 raising gross proceeds of $62,000. We have issued all of the shares to five non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 23, 2013, we issued 2,750,000 shares of our common stock pursuant to debt settlement agreements with three individuals. The deemed price of the shares issued was $0.01 per share. We have issued all of the securities to three U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On April 23, 2013, we issued 7,700,000 shares of our common stock pursuant to debt settlement agreements with ten individuals. The deemed price of the shares issued was $0.01 per share. We have issued all of the shares to ten non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2013 and 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 11 of this annual report.

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

Over the next twelve months we intend to use any funds that we may have available to fund our operations and conduct exploration on our Labrador and Eureka Project Claims. We expect to review other potential exploration projects from time to time as they are presented to us.

Not accounting for our working capital deficit of $270,002 as of May 31, 2013, we require additional funds of approximately $10,000,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $63 and a working capital deficit in the amount of $270,002 as of May 31, 2013, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $10,000,000 to acquire a 25% interest in ENIGMAMobil Inc..

As at May 31, 2013, we had a cash balance of $63. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do intend to purchase any significant equipment over the twelve months ending May 31, 2014.

Results of Operations for the Years Ended May 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2013 and 2012.

Our operating results for the years ended May 31, 2013 and 2012 are summarized as follows:

	Year Ended
	May 31
	2013	2012
Revenue	$–	$–
Operating Expenses	$(307,287)	$(452,460)
Other Income	16,480	41,270
Net Loss	$(290,807)	$(411,190)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2013 and 2012 are outlined in the table below:

	Year Ended
	May 31
	2013	2012
Depreciation	$1,909	$1,908
Foreign exchange gain	$(3,602)	$(3,289)
General and administrative	$267,832	$331,417
Mineral exploration costs	$41,148	$122,424

The decrease in operating expenses for the year ended May 31, 2013, compared to the same period in fiscal 2012, was mainly due to a decrease in financing activities and mineral exploration costs.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	May 31,
	2013	2012

Current assets	$3,024	$5,835
Current liabilities	273,026	333,959
Working capital (deficit)	$(270,002)	$(328,124)

Cash Flows

	Year Ended
	May 31
	2013	2012
Net Cash Used in Operating Activities	$(78,537)	$(293,396)
Net Cash Used in investing activities	–	-
Net Cash Provided by Financing Activities	78,000	291,062
Net increase (decrease) in cash during period	$(537)	$(2,334)

Operating Activities

Net cash used in operating activities during the year ended May 31, 2013 was $78,537 compared to $293,396 for the year ended May 31, 2012.

Investing Activities

Net cash used in investing activities during the year ended May 31, 2013 was $Nil compared to $Nil for the year ended May 31, 2012.

Financing Activities

During the year ended May 31, 2013, we received proceeds of $78,000 from share subscriptions. During the year ended May 31, 2012, we received proceeds of $260,000 from share subscriptions and $31,062 from related parties.

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

Mineral Property Costs

Our company has been in the exploration stage since its inception on February 23, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Our company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment”, at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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
May 31, 2013
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wolverine Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Wolverine Exploration Inc. (An Exploration Stage Company) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from February 23, 2006 (date of inception) to May 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wolverine Exploration Inc. accumulated from February 23, 2006 (date of inception) to May 31, 2008 were audited by other auditors whose report dated September 5, 2008 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from February 23, 2006 (date of inception) to May 31, 2008 reflect a net loss of $868,421 of the related cumulative totals. The auditors’ report has been furnished to us, and our opinion, insofar as it related to amounts included for such periods, is based solely on the report of such auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and accumulated from February 23, 2006 (date of inception) to May 31, 2013, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 10, 2013

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2013	2012
	$	$
ASSETS
Current Assets
Cash	63	600
Amounts receivable	2,961	5,235
Total Current Assets	3,024	5,835
Property and equipment (Note 3)	330	2,239
Total Assets	3,354	8,074
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 5)	217,001	291,638
Due to related parties (Note 5)	56,025	42,321
Total Liabilities	273,026	333,959
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 8)
Subsequent Events (Note 11)
Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value 151,563,333 and 113,413,333 shares issued and outstanding, respectively	151,563	113,413
Additional paid-in capital	3,581,922	3,255,052
Common stock subscribed (Note 6)	–	18,000
Deficit accumulated during the exploration stage	(4,003,157)	(3,712,350)
Total Stockholders’ Deficit	(269,672)	(325,885)
Total Liabilities and Stockholders’ Deficit	3,354	8,074

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

			Accumulated from
	Year	Year	February 23, 2006
	Ended	Ended	(date of inception)
	May 31,	May 31,	to May 31,
	2013	2012	2013
	$	$	$
Revenue	–	–	–
Expenses
Depreciation	1,909	1,908	5,396
Foreign exchange loss (gain)	(3,602)	(3,289)	11,581
General and administrative (Note 5)	267,832	331,417	2,884,907
Mineral exploration costs	41,148	122,424	710,157
Write-down of mineral property costs	–	–	348,221
Total Expenses	307,287	452,460	3,960,262
Loss Before Other Income (Expense)	(307,287)	(452,460)	(3,960,262)
Other Income (Expense)
Gain (loss) on settlement of debt (Note 6)	16,480	–	(84,165)
Write-off of accounts payable	–	41,270	41,270
Total Other Income (Expense)	16,480	41,270	(42,895)
Net Loss	(290,807)	(411,190)	(4,003,157)
Net Loss Per Share, Basic and Diluted	–	–
Weighted Average Shares Outstanding	123,925,114	109,133,370

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 23, 2006 (Date of Inception) to May 31, 2013
(Expressed in U.S. dollars)

					Deficit
					Accumulated	Accumulated
			Additional	Common	During the	Other
	Common Stock		Paid-in	Stock	Exploration	Comprehensive
	Shares	Amount	Capital	Subscribed	Stage	Income	Total
	#	$	$	$	$	$	$
Balance, February 23, 2006 (Date of Inception)	–	–	–	–	–	–	–
Common stock issued for cash	4,000,000	4,000	–	–	–	–	4,000
Common stock subscribed	–	–	–	33,500	–	–	33,500
Net loss for the period	–	–	–	–	(19,727)	–	(19,727)
Balance, May 31, 2006	4,000,000	4,000	–	33,500	(19,727)	–	17,773
Common stock subscriptions refunds	–	–	–	(9,000)	–	–	(9,000)
Common stock issued from subscriptions	2,450,000	2,450	22,050	(24,500)	–	–	–
Common stock issued for cash	11,750,000	11,750	105,750	–	–	–	117,500
Common stock issued for purchase of interest in mineral properties	34,000,000	34,000	306,000	–	–	–	340,000
Common stock subscribed	–	–	–	1,000	–	–	1,000
Net loss for the year	–	–	–	–	(224,926)	–	(224,926)
Balance, May 31, 2007	52,200,000	52,200	433,800	1,000	(244,653)	–	242,347
Common stock subscriptions refunds	–	–	–	(1,000)	–	–	(1,000)
Common stock issued for cash	15,330,000	15,330	488,070	–	–	–	503,400
Common stock subscribed	–	–	–	110,000	–	–	110,000
Net loss for the year	–	–	–	–	(623,768)	–	(623,768)
Foreign currency exchange gain	–	–	–	–	–	674	674
Balance, May 31, 2008	67,530,000	67,530	921,870	110,000	(868,421)	674	231,653
Common stock issued	1,100,000	1,100	108,900	(110,000)	–	–	–
Net loss for the year	–	–	–	–	(583,400)	–	(583,400)
Foreign currency exchange loss	–	–	–	–	–	(674)	(674)
Balance, May 31, 2009	68,630,000	68,630	1,030,770	–	(1,451,821)	–	(352,421)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from February 23, 2006 (Date of Inception) to May 31, 2013
(Expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional	Common	During the
	Common Stock		Paid-in	Stock	Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
	#	$	$	$	$	$
Balance, May 31, 2009	68,630,000	68,630	1,030,770	–	(1,451,821)	(352,421)
Common stock issued for cash	5,900,000	5,900	171,100	–	–	177,000
Common stock issued to settle debt	8,050,000	8,050	342,375	–	–	350,425
Stock-based compensation	–	–	746,277	–	–	746,277
Common stock subscribed (net of finders fees of $8,125)	–	–	–	189,875	–	189,875
Net loss for the year	–	–	–	–	(1,163,186)	(1,163,186)
Balance, May 31, 2010	82,580,000	82,580	2,290,522	189,875	(2,615,007)	(52,030)
Common stock issued for cash	21,750,000	21,750	744,750	(198,000)	–	568,500
Finders’ fees	–	–	(62,175)	8,125	–	(54,050)
Common stock subscribed	–	–	–	20,000	–	20,000
Net loss for the year	–	–	–	–	(686,153)	(686,153)
Balance, May 31, 2011	104,330,000	104,330	2,973,097	20,000	(3,301,160)	(203,733)
Common stock issued for cash	8,733,333	8,733	253,267	(20,000)	–	242,000
Common stock issued for services	350,000	350	13,650	–	–	14,000
Stock-based compensation	–	–	6,820	–	–	6,820
Incremental compensation cost for modified stock options	–	–	8,218	–	–	8,218
Common stock subscribed	–	–	–	18,000	–	18,000
Net loss for the year	–	–	–	–	(411,190)	(411,190)
Balance, May 31, 2012	113,413,333	113,413	3,255,052	18,000	(3,712,350)	(325,885)
Common stock issued for cash	9,600,000	9,600	86,400	(18,000)	–	78,000
Common stock issued to settle debt	27,550,000	27,550	235,470	–	–	263,020
Common stock issued to settle related party debt	1,000,000	1,000	5,000	–	–	6,000
Net loss for the year	–	–	–	–	(290,807)	(290,807)
Balance, May 31, 2013	151,563,333	151,563	3,581,922	–	(4,003,157)	(269,672)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

			Accumulated from
	Year	Year	February 23, 2006
	Ended	Ended	(date of inception)
	May 31,	May 31,	to May 31,
	2013	2012	2013
	$	$	$

Operating Activities
Net loss	(290,807)	(411,190)	(4,003,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,909	1,908	5,396
Loss (gain) on settlement of debt	(16,480)	–	84,165
Stock-based compensation	–	29,038	775,315
Write-off of accounts payable	–	41,270	41,270
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities
Amounts receivable	2,274	9,057	(2,961)
Prepaid expenses and deposits	–	10,986	26,100
Accounts payable	200,863	15,165	663,123
Due to related parties	23,704	10,370	51,851
Net Cash Used In Operating Activities	(78,537)	(293,396)	(2,010,677)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	–	(5,726)
Net Cash Used In Investing Activities	–	–	(6,047)
Financing Activities
Proceeds from loans payable	–	–	24,000
Repayment of loans payable	–	–	(22,000)
Advances from related parties	–	31,062	50,062
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	78,000	260,000	2,072,900
Stock issuance costs	–	–	(62,175)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	78,000	291,062	2,016,787
Increase (Decrease) in Cash	(537)	(2,334)	63
Cash, Beginning of Period	600	2,934	–
Cash, End of Period	63	600	63

Supplementary Cash Flow Information (Note 9)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2013, the Company has a working capital deficiency of $270,002 and has accumulated losses of $4,003,157 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
May 31, 2013
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

	(k)	Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at May 31, 2013, the Company has 5,100,000 (2012 – 5,100,000) potentially dilutive shares outstanding.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013
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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, and amount due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

	(m)	Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(n)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

	(o)	Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

3.	Property and Equipment

			May 31,	May 31,
			2013	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,725	5,395	330	2,239

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013
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

On March 16, 2010, the Company relinquished its interest in 128 of the mineral claims described above.

5.	Related Party Transactions

(a)	During the year ended May 31, 2013, the Company incurred consulting fees of $35,813 (2012 - $36,023) to the President of the Company.

(b)	During the year ended May 31, 2013, the Company incurred consulting fees of $102 (2012 - $15,152) to a director of the Company.

(c)

During the year ended May 31, 2013, the Company incurred consulting fees of $119,378 (2012 - $120,644) and rent of $11,938 (2012 - $11,934) to a company controlled by the brother of the President of the Company which is included in general and administrative expenses.

(d)

During the year ended May 31, 2013, the Company incurred consulting fees of $nil (2012 - $1,527) to the brother of the President of the Company which is included in general and administrative expenses.

(e)	As at May 31, 2013, the Company owed $25,035 (Cdn$25,956) (2012 - $11,259 (Cdn$11,630)) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at May 31, 2013, the Company owes $19,290 (Cdn$20,000) (2012 - $19,362 (Cdn$20,000)) for cash advances received from a company controlled by the brother of the President of the Company, which is non- interest bearing, unsecured, and due on demand. As at May 31, 2013, included in accounts payable are the amounts of $70,818 (Cdn$73,425) (2012 - $3,500 and $137,867 (Cdn$142,410)) owing to this company.

(g)

As at May 31, 2013, the Company owes $11,700 (2012 - $11,700) for cash advances received from the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at May 31, 2013, included in accounts payable is the amount of $3,107 (Cdn$3,221) (2012 - $10,000 (Cdn$10,330)) owing to the brother of the President of the Company.

6.	Common Stock

Stock transactions during the year ended May 31, 2013:

(a)

(a) On August 23, 2012, the Company issued 6,100,000 shares of common stock with a fair value of $61,000 to settle accounts payable of $61,000. Of this amount, 5,000,000 shares of common stock were issued to settle debt of $50,000 owed to a company controlled by the brother of the President of the Company.

(b)

(b) On October 9, 2012, the Company issued 1,800,000 shares of common stock at $0.01 per share for proceeds of $18,000, which were received as at May 31, 2012. Of this amount, 200,000 shares of common stock for proceeds of $2,000 were issued to the President of the Company.

(c)

(c) On March 8, 2013, the Company issued 12,000,000 shares of common stock with a fair value of $120,000 to settle accounts payable of $120,000 owed to a company controlled by the brother of the President of the Company pursuant to a debt settlement agreement dated September 1, 2012.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013
(Expressed in U.S. dollars)

6.	Common Stock (continued)

Stock transactions during the year ended May 31, 2013 (continued):

	(d)	On April 23, 2013, the Company issued 750,000 shares of common stock with a fair value of $9,000 to settle accounts payable of $7,500 pursuant to a debt settlement agreement dated June 1, 2012. The Company recognized a loss on settlement of debt of $1,500.

	(e)	On April 23, 2013, the Company issued 600,000 shares of common stock with a fair value of $6,000 to settle accounts payable of $6,000 pursuant to a debt settlement agreement dated August 28, 2012.

	(f)	On April 23, 2013, the Company issued 200,000 shares of common stock with a fair value of $2,000 to settle accounts payable of $2,000 pursuant to a debt settlement agreement dated August 31, 2012.

(g)

On April 23, 2013, the Company issued 4,300,000 shares of common stock with a fair value of $43,000 to settle accounts payable of $43,000 pursuant to a debt settlement agreement dated September 1, 2012.

(h)

On April 23, 2013, the Company issued 1,200,000 shares of common stock with a fair value of $10,560 to settle accounts payable of $12,000 pursuant to a debt settlement agreement dated October 1, 2012. The Company recognized a gain on settlement of debt of $1,440.

(i)

On April 23, 2013, the Company issued 1,400,000 shares of common stock with a fair value of $5,460 to settle accounts payable of $14,000 pursuant to a debt settlement agreement dated December 1, 2012. The Company recognized a gain on settlement of debt of $8,540.

(j)

On April 23, 2013, the Company issued 1,000,000 shares of common stock with a fair value of $6,000 to settle $10,000 owing to the President of the Company pursuant to a debt settlement agreement dated January 1, 2013. The Company recognized a gain on settlement of debt of $4,000.

	(k)	On April 23, 2013, the Company issued 1,000,000 shares of common stock with a fair value of $6,000 to settle accounts payable of $10,000 pursuant to a debt settlement agreement dated March 1, 2013. The Company recognized a gain on settlement of debt of $4,000.

	(l)	On April 23, 2013, the Company issued 7,800,000 shares of common stock at $0.01 per share for proceeds of $78,000. Of this amount, 400,000 shares of common stock for proceeds of $4,000 were issued to the President of the Company.

Stock transactions during the year ended May 31, 2012:

(m)

During the year ended May 31, 2012, the Company received stock subscriptions for 1,800,000 shares at $0.01 per share for proceeds of $18,000, which is recorded as common stock subscribed as at May 31, 2012. Of this amount, 200,000 shares of common stock were subscribed to the President of the Company.

(n)

On November 23, 2011, the Company issued 8,733,333 shares of common stock at $0.03 per share for proceeds of $262,000, of which $20,000 was received as at May 31, 2011. Of this amount, 2,033,333 shares of common stock were issued to the brother of the President of the Company.

	(o)	On November 23, 2011, the Company issued 350,000 shares of common stock with a fair value of $14,000 pursuant to a marketing agreement.

7.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

On September 9, 2011, the Company amended the exercise price of 4,900,000 stock options originally granted on May 28, 2010, from an exercise price of $0.14 per share to $0.05 per share. Modification to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation cost is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured on the share price and other pertinent factors at that date. The Company recognized an incremental compensation cost of $8,218 for these modified stock options, which was included in general and administrative expense.

On September 9, 2011, the Company granted 200,000 stock options to a consultant exercisable at $0.05 per share until September 9, 2016. The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 5 years, a risk-free rate of 0.81%, an expected volatility of 189%, and a 0% dividend yield. The weighted average fair value of stock options granted was $0.03 per share. During the year ended May 31, 2012, the Company recorded stock-based compensation of $6,820, which was included in general and administrative expense.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013
(Expressed in U.S. dollars)

7.	Stock-based Compensation (continued)

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding, May 31, 2011	5,100,000	0.14

Granted	200,000	0.05
Cancelled	(200,000)	0.14

Outstanding and exercisable, May 31, 2012 and May 31, 2013	5,100,000	0.05	2.0	–

8.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

9.	Supplementary Cash Flow Information

			Accumulated from
	Year	Year	February 23, 2006
	Ended	Ended	(date of inception)
	May 31,	May 31,	to May 31,
	2013	2012	2013
	$	$	$

Non-cash Investing and Financing Activities
Common stock issued to settle accounts payable	263,020	–	575,445
Common stock issued to settle loans payable	–	–	21,000
Common stock issued to settle related party debt	6,000	–	21,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Common stock issued pursuant to mineral property vend-in agreement	–	–	340,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

10.	Income Taxes

The Company has net operating losses carried forward of $2,099,300 available to offset taxable income in future years which expires beginning in fiscal 2026.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2013	2012
	$	$
Income tax recovery at statutory rate	(98,875)	(139,805)
Permanent differences	–	5,113
Valuation allowance change	98,875	134,692
Provision for income taxes	–	–

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013
(Expressed in U.S. dollars)

10.	Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at May 31, 2013 and 2012 are as follows:

	2013	2012
	$	$
Mineral property costs	478,244	464,253
Net operating losses carried forward	708,159	623,275
Gross deferred income tax assets	1,186,403	1,087,528
Valuation allowance	(1,186,403)	(1,087,528)
Net deferred income tax asset	–	–

11.	Subsequent Events

	(a)	On June 11, 2013, the Company issued 35,000,000 shares of common stock to acquire 20 mining claims located in the Cariboo Mining District of British Columbia, Canada.

	(b)	On September 5, 2013, the Company received subscription proceeds of $150,000 for 15,000,000 shares of common stock to be issued at $0.01 per share.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2013.

Changes in Internal Control

During the year ended May 31, 2013 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Lee Costerd	President, Chief Executive Officer, Chief Financial Officer and Director	60	February 23, 2006

Luke Rich	Vice President, Exploration and Business Development	48	June 14, 2010

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

Item 11.            Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2013, 2012 and 2011; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2013, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Lee Costerd Chief Executive Officer, Chief Financial Officer and Director)	2013 2012 2011	$35,813 $36,023 $32,930	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$35,813 $36,023 $32,930

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2013 or May 31, 2012 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2013.

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

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 12, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
0969015 B.C. Ltd. 1311 Borregard Road Quesnel, British Columbia V2S 3Z7	35,000,000	18.76%
Lee Costerd 4055 McLean Road Quesnel, British Columbia	3,212,913	1.72%
Luke Rich P.O. Box 65 Natuashish, NL A0P 1A0	625,140	0.34%
Directors and Officers as a Group	3,838,053	2.06%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 12, 2013. As of September 12, 2013, there were 186,563,333 shares of our company’s common stock issued and outstanding.

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

Year Ended May 31
	2013 ($)	2012 ($)
Audit Fees	Cdn$13,000	Cdn$13,300
Audit Related Fees	Nil	Nil
Tax Fees	Cdn$1,000	Cdn$1,000
All Other Fees	Nil	Nil
Total	Cdn$14,000	Cdn$14,300

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

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference.

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: September 12, 2013	/s/ Lee Costerd
Lee Costerd
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: September 12, 2013	/s/ Lee Costerd
Lee Costerd
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 12, 2013	/s/ Lee Costerd
Lee Costerd
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer)

Dated: September 12, 2013	/s/ Lee Costerd
Lee Costerd
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Dated: September 12, 2013	/s/ Luke Rich
Luke Rich
Director