Form 10-Q
period 2013-08-31
Wolverine Exploration Inc.
filed 2013-10-15
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
201,563,333 common shares issued and outstanding as October 15, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended August 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2013	2013
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	43	63
Amounts receivable	2,567	2,961

Total Current Assets	2,610	3,024

Property and equipment (Note 3)	124	330
Mineral property costs (Note 4)	402,500	–

Total Assets	405,234	3,354

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 5)	259,979	217,001
Accrued liabilities	11,468	–
Due to related parties (Note 5)	62,182	56,025

Total Liabilities	333,629	273,026

Going Concern (Note 1)
Commitments (Note 8)
Subsequent Events (Note 10)

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 186,563,333 and 151,563,333 shares issued and outstanding, respectively	186,563	151,563
Additional paid-in capital	3,949,422	3,581,922
Deficit accumulated during the exploration stage	(4,064,380)	(4,003,157)

Total Stockholders’ Deficit	71,605	(269,672)

Total Liabilities and Stockholders’ Deficit	405,234	3,354

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	February 23, 2006
	Ended	Ended	(date of inception)
	August 31,	August 31,	to August 31,
	2013	2012	2013
	$	$	$

Revenue	–	–	–

Expenses

Depreciation	206	477	5,602
Foreign exchange loss (gain)	(3,126)	10,659	8,455
General and administrative (Note 5)	64,143	64,353	2,949,050
Mineral exploration costs (recoveries)	–	(944)	710,157
Write-down of mineral property costs	–	–	348,221

Total Expenses	61,223	74,545	4,021,485

Loss Before Other Income (Expense)	(61,223)	(74,545)	(4,021,485)

Other Income (Expense)

Loss on settlement of debt	–	–	(84,165)
Write-off of accounts payable	–	779	41,270

Total Other Income (Expense)	–	779	(42,895)

Net Loss	(61,223)	(73,766)	(4,064,380)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	182,378,550	113,944,000

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	February 23, 2006
	Ended	Ended	(date of inception)
	August 31,	August 31,	to August 31,
	2013	2012	2013
	$	$	$

Operating Activities

Net loss	(61,223)	(73,766)	(4,064,380)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	206	477	5,602
Loss on settlement of debt	–	–	84,165
Stock-based compensation	–	–	775,315
Write-off of accounts payable	–	(779)	41,270
Write-down of mineral properties	–	–	348,221

Changes in operating assets and liabilities

Amounts receivable	394	855	(2,567)
Prepaid expenses and deposits	–	(2,000)	26,100
Accounts payable	42,978	46,795	706,101
Accrued liabilities	11,468	9,435	11,468
Due to related parties	6,157	4,499	58,008

Net Cash Used In Operating Activities	(20)	(14,484)	(2,010,697)

Investing Activities

Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	–	(5,726)

Net Cash Used In Investing Activities	–	–	(6,047)

Financing Activities

Proceeds from loans payable	–	–	24,000
Repayment of loans payable	–	–	(22,000)
Advances from related parties	–	–	50,062
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	–	14,000	2,072,900
Stock issuance costs	–	–	(62,175)
Repayment of common stock subscribed	–	–	(12,000)

Net Cash Provided By Financing Activities	–	14,000	2,016,787

Increase (Decrease) in Cash	(20)	(484)	43

Cash, Beginning of Period	63	600	–

Cash, End of Period	43	116	43

Supplementary Cash Flow Information (Note 9)

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

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

The accompanying financial statements of Wolverine Exploration Inc.(the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2013, the Company not generated any revenues, has a working capital deficit of $331,019, and has accumulated losses of $4,064,380 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			August 31,	May 31,
			2013	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,725	5,601	124	330

4.	Mineral Properties

On June 11, 2013, the Company issued 35,000,000 shares of common stock with a fair value of $402,500 to acquire 20 mineral claims located in the Cariboo Mining District of British Columbia.

5.	Related Party Transactions

(a) During the three months ended August 31, 2013, the Company incurred consulting fees of $8,662 (2012 - $8,817) to the President of the Company.

(b)

During the three months ended August 31, 2013, the Company incurred consulting fees of $28,874 (2012 - $29,432) and rent of $2,887 (2012 - $2,943) to a company controlled by the brother of the President of the Company which is included in general and administrative expenses.

(c) As at August 31, 2013, the Company owed $31,488 (Cdn$33,165) (May 31, 2013 - $25,035 (Cdn$25,956)) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions (continued)

(d)

As at August 31, 2013, the Company owes $18,994 (Cdn$20,000) (May 31, 2013 - $19,290 (Cdn$20,000)) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at August 31, 2013, included in accounts payable are the amounts of $102,639 (Cdn$108,075) (May 31, 2013 - $70,818 (Cdn$73,425)) owing to this company.

(e)

As at August 31, 2013, the Company owes $11,700 (May 31, 2013 - $11,700) for cash advances received from the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at August 31, 2013, included in accounts payable is the amount of $4,882 (Cdn$5,141) (May 31, 2013 - $3,107 (Cdn$3,221)) owing to the brother of the President of the Company.

6.	Common Stock

On June 11, 2013, the Company issued 35,000,000 shares of common stock with a fair value of $402,500 pursuant to acquire mineral claims. Refer to Note 4.

7.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding and exercisable, May 31, 2013 and August 31, 2013	5,100,000	0.05	1.8	–

8.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

9.	Supplementary Cash Flow Information

			Accumulated from
	Three Months	Three Months	February 23, 2006
	Ended	Ended	(date of inception)
	August 31,	August 31,	to August 31,
	2013	2012	2013
	$	$	$

Non-cash Investing and Financing Activities
Shares issued pursuant to the acquisition of mineral properties	402,500	–	742,500
Shares issued to settle accounts payable	–	61,000	575,445
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	21,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2013
(Expressed in U.S. dollars)
(unaudited)

10.	Subsequent Events

	(a)	On September 5, 2013, the Company issued 15,000,000 shares of common stock at $0.01 per share for proceeds of $150,000.

	(b)	On September 17, 2013, the Company increased the authorized share capital from 200,000,000 to 500,000,000 shares of common stock with no change in par value.

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

On June 11, 2013, Wolverine entered into an Agreement (the “Agreement”) with 0969015 B.C. Ltd (“0969015”) to acquire the Eureka Project Claims located in the Cariboo Mining District of British Columbia. Under the terms of the Agreement Wolverine issued 35,000,000 shares of common stock to 0969015 at a fair value of $402,500 as full consideration for the acquisition of the Eureka Project Claims.

On September 5, 2013, Wolverine entered into a Letter of Intent (“LOI”) with the cyber security corporation ENIGMAMobil Inc.(“Enigma”) to acquire a 25% interest in Enigma for a cash payment of $10,000,000. Under the terms of the LOI Wolverine will have 120 days to raise the financing and enter into a formal purchase agreement with Enigma.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation and conduct exploration on our Labrador and Eureka Project Claims. We expect to review other potential exploration projects from time to time as they are presented to us.

Not accounting for our working capital deficit of $331,019 as of August 31, 2013, we require additional funds of approximately $10,000,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at August 31, 2013 we had cash in the amount of $43 and a working capital deficiency in the amount of $331,019. As of August, 2013, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

The Plan of Operation for the next 12 months is to raise $10,000,000 to acquire a 25% interest in ENIGMAMobil Inc..

As at August 31, 2013, we had a cash balance of $43. We will need to raise additional financing to fund any exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2014.

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

Results of Operations

Three Months Ended August 31, 2013 and August 31, 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2013 which are included herein.

Three month summary ending August 31, 2013 and August 31, 2012

		Three Months Ended
		August 31, 2013		August 31, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		$61,223		$74,545
Net Loss		$(61,223)		$(73,766)

Expenses

Our operating expenses for the three month periods ended August 31, 2013 and August 31, 2012 are outlined in the table below:

	Three Months Ended
	August 31, 2013	August 31, 2012
Depreciation	$206	$477
Foreign exchange loss (gain)	$(3,126)	$10,659
General and administrative	$64,143	$64,453
Mineral exploration costs(recoveries)	$-	$(944)

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	August 31,	May 31,
	2013	2013
Current assets	$2,610	$3,024
Current liabilities	333,629	273,026
Working capital (deficit)	$(331,019)	$(270,002)

Cash Flows

	Three Months Ended
	August 31,	August 31,
	2013	2012
Net Cash Used in Operating Activities	$(20)	$(14,484)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	-	14,000
Net increase (decrease) in cash during period	$(20)	$(484)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2013, was $20 compared to $14,484 during the three months ended August 31, 2013.

Financing Activities

During the three months ended August 31, 2013, we received $Nil through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $14,000 through the issuance of shares/shares subscribed in private placements.

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

As of August 31, 2013, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2013 financial statements, our company was incorporated on February 23, 2006, and does not have a history of earnings, and as a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective June 11, 2013, we issued 35,000,000 shares of common stock to one (1) non U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: October 15, 2013	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)