Form 10-Q
period 2013-11-30
Wolverine Exploration Inc.
filed 2014-01-14
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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
201,563,333 common shares issued and outstanding as January 13, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended November 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
November 30, 2013
(Expressed in U.S. dollars)
(unaudited)

Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2013	2013
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	114	63
Amounts receivable	2,912	2,961
Total Current Assets	3,026	3,024
Property and equipment (Note 3)	41	330
Mineral property costs (Note 4)	402,500	–
Total Assets	405,567	3,354
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (Note 5)	243,216	217,001
Due to related parties (Note 5)	40,165	56,025
Total Liabilities	283,381	273,026
Going Concern (Note 1)
Commitments (Note 8)
Stockholders’ Equity (Deficit)
Common stock, 500,000,000 shares authorized, $0.001 par value 201,563,333 and 151,563,333 shares issued and outstanding, respectively	201,563	151,563
Additional paid-in capital	4,084,422	3,581,922
Deficit accumulated during the exploration stage	(4,163,799)	(4,003,157)
Total Stockholders’ Equity (Deficit)	122,186	(269,672)
Total Liabilities and Stockholders’ Equity (Deficit)	405,567	3,354

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Six Months	Six Months	February 23, 2006
	Ended	Ended	Ended	Ended	(date of inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2013	2012	2013	2012	2013
	$	$	$	$	$
Revenue	–	–	–	–	–
Expenses
Depreciation	83	477	289	954	5,685
Foreign exchange loss (gain)	71	(1,973)	(3,055)	8,686	8,526
General and administrative (Note 5)	99,265	82,749	163,408	147,102	3,048,315
Mineral exploration costs	–	42,092	–	41,148	710,157
Write-down of mineral property costs	–	–	–	–	348,221
Total Expenses	99,419	123,345	160,642	197,890	4,120,904
Loss Before Other Income (Expense)	(99,419)	(123,345)	(160,642)	(197,890)	(4,120,904)
Other Income (Expense)
Loss on settlement of debt	–	–	–	–	(84,165)
Write-off of accounts payable	–	(779)	–	–	41,270
Total Other Income (Expense)	–	(779)	–	–	(42,895)
Net Loss	(99,419)	(124,124)	(160,642)	(197,890)	(4,163,799)
Net Loss Per Share, Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding	200,739,157	120,542,000	191,508,688	117,225,000

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Six Months	Six Months	February 23, 2006
	Ended	Ended	(date of inception)
	November 30,	November 30,	to November 30,
	2013	2012	2013
	$	$	$

Operating Activities
Net loss	(160,642)	(197,890)	(4,163,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	289	954	5,685
Loss on settlement of debt	–	–	84,165
Stock-based compensation	–	–	775,315
Write-off of accounts payable	–	–	41,270
Write-down of mineral properties	–	–	348,221
Changes in operating assets and liabilities:
Amounts receivable	49	(1,849)	(2,912)
Prepaid expenses and deposits	–	–	26,100
Accounts payable	26,215	109,576	689,338
Due to related parties	(15,860)	10,660	35,991
Net Cash Used In Operating Activities	(149,949)	(78,549)	(2,160,626)
Investing Activities
Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	–	(5,726)
Net Cash Used In Investing Activities	–	–	(6,047)
Financing Activities
Proceeds from loans payable	–	3,019	24,000
Repayment of loans payable	–	–	(22,000)
Advances from related parties	–	–	50,062
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	150,000	75,000	2,222,900
Stock issuance costs	–	–	(62,175)
Repayment of common stock subscribed	–	–	(12,000)
Net Cash Provided By Financing Activities	150,000	78,019	2,166,787
Increase (Decrease) in Cash	51	(530)	114
Cash, Beginning of Period	63	600	–
Cash, End of Period	114	70	114

Supplementary Cash Flow Information (Note 9)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2013
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2013, the Company has a working capital deficiency of $280,355 and has accumulated losses of $4,163,799 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			November 30,	May 31,
			2013	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Equipment	5,725	5,684	41	330

4.	Mineral Properties

On June 11, 2013, the Company issued 35,000,000 shares of common stock with a fair value of $402,500 to acquire 20 mineral claims located in the Cariboo Mining District of British Columbia.

5.	Related Party Transactions

(a) During the six months ended November 30, 2013, the Company incurred consulting fees of $17,294 (2012 - $17,923) to the President of the Company.

(b) During the six months ended November 30, 2013, the Company incurred consulting fees of $nil (2012 - $102) to a director of the Company.

(c)

During the six months ended November 30, 2013, the Company incurred consulting fees of $57,646 (2012 - $nil) and rent of $5,765 (2012 - $nil) to a company controlled by the brother of the President of the Company which is included in general and administrative expenses.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2013
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions (continued)

	(d)	As at November 30, 2013, the Company owed $21,333 (Cdn$22,656) (May 31, 2013 - $25,035 (Cdn$25,956)) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at November 30, 2013, the Company owed $18,832 (Cdn$20,000) (May 31, 2013 - $19,290 (Cdn$20,000)) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at November 30, 2013, included in accounts payable are the amounts of $109,439 (Cdn$116,227) (May 31, 2013 - $70,818 (Cdn$73,425)) owing to this company.

(f)

As at November 30, 2013, the Company owed $nil (May 31, 2013 - $11,700) for cash advances received from the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at November 30, 2013, included in accounts payable is the amount of $nil (May 31, 2013 - $3,107 (Cdn$3,221)) owing to the brother of the President of the Company.

6.	Common Stock

	(a)	On June 11, 2013, the Company issued 35,000,000 shares of common stock with a fair value of $402,500 to acquire mineral claims. Refer to Note 4.

	(b)	On September 5, 2013, the Company issued 15,000,000 shares of common stock at $0.01 per share for proceeds of $150,000.

	(c)	On September 17, 2013, the Company increased the authorized share capital from 200,000,000 to 500,000,000 shares of common stock with no change in par value.

7.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$
Outstanding and exercisable, May 31, 2013 and November 30, 2013	5,100,000	0.05	1.54	–

8.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2013
(Expressed in U.S. dollars)
(unaudited)

9.	Supplementary Cash Flow Information

			Accumulated from
	Six Months	Six Months	February 23, 2006
	Ended	Ended	(date of inception)
	November 30,	November 30,	to November 30,
	2013	2012	2013
	$	$	$
Non-cash Investing and Financing Activities:
Shares issued pursuant to the acquisition of mineral properties	402,500	–	742,500
Shares issued to settle accounts payable	–	61,000	575,445
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt	–	–	21,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant to mineral property vend-in agreement	–	–	26,100
Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

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

Wolverine now holds a 90% interest and Shenin holds a 10% interest in a total of 31 claims.

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

Not accounting for our working capital deficit of $280,355 as of November 30, 2013, we require additional funds of approximately $10,000,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at November 30, 2013 we had cash in the amount of $114 and a working capital deficiency in the amount of $280,355. As of August, 2013, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

The Plan of Operation for the next 12 months is to raise $10,000,000 to acquire a 25% interest in ENIGMAMobil Inc.

As at November 30, 2013, we had a cash balance of $113. We will need to raise additional financing to fund any exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2014.

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

Results of Operations

Three Months Ended November 30, 2013 and November 30, 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2013 which are included herein.

Three month summary ending November 30, 2013 and November 30, 2012

		Three Months Ended
		November 30, 2013		November 30, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		$99,419		$123,345
Net Loss		$(99,419)		$(124,124)

Six month summary ending November 30, 2013 and November 30, 2012

		Six Months Ended
		November 30, 2013		November 30, 2012
Revenue	$	Nil	$	Nil
Operating Expenses		$160,642		$197,890
Net Loss		$(160,642)		$(197,890)

Expenses

Our operating expenses for the three month periods ended November 30, 2013 and November 30, 2012 are outlined in the table below:

	Three Months Ended
	November 30, 2013	November 30, 2012
Depreciation	$83	$477
Foreign exchange loss (gain)	$71	$(1,973)
General and administrative	$99,265	$82,749
Mineral exploration costs	$-	$42,092

Operating expenses for the three months ended November 30, 2013 decreased compared to the comparative period in 2012 primarily due to a decrease in mineral exploration costs.

Our operating expenses for the six month periods ended November 30, 2013 and November 30, 2012 are outlined in the table below:

	Three Months Ended
	November 30, 2013	November 30, 2012
Depreciation	$289	$954
Foreign exchange loss (gain)	$(3,055)	$8,686
General and administrative	$163,408	$147,102
Mineral exploration costs(recoveries)	$-	$41,148

Operating expenses for the six months ended November 30, 2013 decreased compared to the comparative period in 2012 primarily due to a decrease in mineral exploration costs.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	November 30,	May 31,
	2013	2013
Current assets	$3,026	$3,024
Current liabilities	283,381	273,026
Working capital (deficit)	$(280,355)	$(270,002)

Cash Flows

	Six Months Ended

	November 30,	August 31,
	2013	2012
Net Cash Used in Operating Activities	$(149,949)	$(78,549)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	150,000	75,000
Net increase (decrease) in cash during period	$51	$(530)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2013, was $149,949 compared to $78,549 during the six months ended November 30, 2013.

Financing Activities

During the six months ended November 30, 2013, we received $150,000 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $75,000 through the issuance of shares/shares subscribed in private placements.

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

As of November 30, 2013, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2013 we issued 15,000,000 shares of our common stock in a private placement at a purchase price of $0.01 raising gross proceeds of $150,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: January 14, 2014	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)