Form 10-Q
period 2014-02-28
Wolverine Exploration Inc.
filed 2014-04-15
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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
211,563,333 common shares issued and outstanding as April 14, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 28, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
February 28, 2014
(Expressed in U.S. dollars)
(unaudited)

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2014	2013
	$	$
	(unaudited)
ASSETS

Current Assets
Cash	–	63
Amounts receivable	4,822	2,961
Total Current Assets	4,822	3,024

Property and equipment (Note 3)	–	330
Mineral property costs (Note 4)	402,500	–
Total Assets	407,322	3,354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Bank indebtedness	28	–
Accounts payable (Note 5)	186,885	217,001
Due to related parties (Note 5)	46,465	56,025
Total Liabilities	233,378	273,026

Going Concern (Note 1)
Commitments (Note 8)

Stockholders’ Equity (Deficit)

Common stock, 500,000,000 shares authorized, $0.001 par value 211,563,333 and 151,563,333 shares issued and outstanding, respectively	211,563	151,563
Additional paid-in capital	4,138,422	3,581,922
Deficit accumulated during the exploration stage	(4,176,041)	(4,003,157)
Total Stockholders’ Equity (Deficit)	173,944	(269,672)
Total Liabilities and Stockholders’ Equity (Deficit)	407,322	3,354

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

					Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	February 23, 2006
	Ended	Ended	Ended	Ended	(date of inception)
	February 28,	February 28,	February 28,	February 28,	to February 28,
	2014	2013	2014	2013	2014
	$	$	$	$	$
Revenue	–		–	–	–
Expenses
Depreciation	41	477	330	1,431	5,726
Foreign exchange loss (gain)	(7,825)	(11,392)	(10,880)	(2,706)	701
General and administrative (Note 5)	51,308	63,708	214,716	210,810	3,099,623
Mineral exploration costs	4,718	–	4,718	41,148	714,875
Write-down of mineral property costs	–	–	–	–	348,221
Total Expenses	48,242	52,793	208,884	250,683	4,169,146
Loss Before Other Income (Expense)	(48,242)	(52,793)	(208,884)	(250,683)	(4,169,146)
Other Income (Expense)
Gain (loss) on settlement of debt	36,000	–	36,000	–	(48,165)
Write-off of accounts payable	–	–	–	–	41,270
Total Other Income (Expense)	36,000	–	36,000	–	(6,895)
Net Loss	(12,242)	(52,793)	(172,884)	(250,683)	(4,176,041)
Net Loss Per Share, Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding	202,007,777	121,313,000	194,969,926	118,573,000

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

			Accumulated from
	Nine Months	Nine Months	February 23, 2006
	Ended	Ended	(date of inception)
	February 28,	February 28,	to February 28,
	2014	2013	2014
	$	$	$

Operating Activities

Net loss	(172,884)	(250,683)	(4,176,041)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	330	1,431	5,726
Loss (gain) on settlement of debt	(36,000)	–	48,165
Stock-based compensation	–	–	775,315
Write-off of accounts payable	–	–	41,270
Write-down of mineral properties	–	–	348,221

Changes in operating assets and liabilities
Amounts receivable	(1,861)	407	(4,822)
Prepaid expenses and deposits	–	–	26,100
Accounts payable	69,884	153,867	733,007
Due to related parties	(9,560)	16,422	42,291
Net Cash Used In Operating Activities	(150,091)	(78,556)	(2,160,768)

Investing Activities

Acquisition of mineral properties	–	–	(321)
Purchase of property and equipment	–	–	(5,726)
Net Cash Used In Investing Activities	–	–	(6,047)

Financing Activities

Bank indebtedness	28	–	28
Proceeds from loans payable	–	–	24,000
Repayment of loans payable	–	–	(22,000)
Advances from related parties	–	–	50,062
Repayment of note payable to related party	–	–	(34,000)
Proceeds from common stock issued or subscribed	150,000	78,000	2,222,900
Stock issuance costs	–	–	(62,175)
Repayment of common stock subscribed	–	–	(12,000)

Net Cash Provided By Financing Activities	150,028	78,000	2,166,815

Decrease in Cash	(63)	(556)	–

Cash, Beginning of Period	63	600	–

Cash, End of Period	–	44	–

Supplementary Cash Flow Information (Note 9)

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2014
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As February 28, 2014, the Company has a working capital deficiency of $228,556 and has accumulated losses of $4,176,041 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

			February 28,	May 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Equipment	5,725	5,725	–	330

4.	Mineral Properties

On June 11, 2013, the Company issued 35,000,000 shares of common stock with a fair value of $402,500 to acquire 20 mineral claims located in the Cariboo Mining District of British Columbia.

5.	Related Party Transactions

	(a)	During the nine months ended February 28, 2014, the Company incurred consulting fees of $25,633 (2013 - $26,966) to the President of the Company.

	(b)	During the nine months ended February 28, 2014, the Company incurred consulting fees of $nil (2013 - $102) to a director of the Company.

(c)

During the nine months ended February 28, 2014, the Company incurred consulting fees of $85,442 (2013 - $nil) and rent of $8,544 (2013 - $nil) to a company controlled by the brother of the President of the Company which is included in general and administrative expenses.

	(d)	As at February 28, 2014, the Company owed $28,405 (Cdn$31,456) (May 31, 2013 - $25,035 (Cdn$25,956)) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2014
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions (continued)

(e)

As at February 28, 2014, the Company owes $18,060 (Cdn$20,000) (May 31, 2013 - $19,290 (Cdn$20,000)) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at February 28, 2014, included in accounts payable are the amounts of $26,718 (Cdn$29,588) (May 31, 2013 - $70,818 (Cdn$73,425)) owing to this company.

(f)

As at February 28, 2014, the Company owes $nil (May 31, 2013 - $11,700) for cash advances received from the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at February 28, 2014, included in accounts payable is the amount of $813 (Cdn$900) (May 31, 2013 - $3,107 (Cdn$3,221)) owing to the brother of the President of the Company.

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

(d)

On February 24, 2014, the Company issued 10,000,000 shares of common stock with a fair value of $64,000 to settle accounts payable of $100,000 owing to a company controlled by the brother of the President of the Company. The Company recognized a gain on settlement of debt of $36,000.

7.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Options	$	Life (years)	$

Outstanding and exercisable, May 31, 2013 and February 28, 2014	5,100,000	0.05	1.3	–

8.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

(b)

On December 1, 2013, the Company agreed to issue 1,000,000 shares of common stock with a fair value of $5,000 to settle accounts payable of $10,000. As at February 28, 2014, the shares have not been issued.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2014
(Expressed in U.S. dollars)
(unaudited)

9.	Supplementary Cash Flow Information

			Accumulated from
	Nine months	Nine months	February 23, 2006
	ended	ended	(date of inception)
	February 28,	February 28,	to February 28,
	2014	2013	2014
	$	$	$

Non-cash Investing and Financing Activities:
Shares issued pursuant to the acquisition of mineral properties	402,500	–	742,500
Shares issued to settle accounts payable	64,000	61,000	639,445
Shares issued to settle loans payable	–	–	21,000
Shares issued to settle related party debt		–	21,000
Note payable to related party pursuant to mineral property vend-in agreement	–	–	34,000
Refundable staking security deposits received pursuant
to mineral property vend-in agreement	–	–	26,100

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

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

Wolverine now holds a 90% interest and Shenin holds a 10% interest in a total of 25 claims.

On June 11, 2013, Wolverine entered into an Agreement (the “Agreement”) with 0969015 B.C. Ltd (“0969015”) to acquire the Eureka Project Claims located in the Cariboo Mining District of British Columbia. Under the terms of the Agreement Wolverine issued 35,000,000 shares of common stock to 0969015 at a fair value of $402,500 as full consideration for the acquisition of the Eureka Project Claims.

On September 5, 2013, Wolverine entered into a Letter of Intent (“LOI”) with the cyber security corporation ENIGMAMobil Inc. (“Enigma”) to acquire a 25% interest in Enigma for a cash payment of $10,000,000. Under the terms of the LOI Wolverine will have 120 days to raise the financing and enter into a formal purchase agreement with Enigma.

On January 22, 2014, Wolverine entered into an Amended Letter of Intent (“LOI”) with the cyber security corporation ENIGMAMobil Inc.(“Enigma”) Under the terms of the LOI Wolverine will acquire a 25% interest in Enigma for the purchase price of $5,000,000 of which $3,000,000 is to be paid in shares of common stock of Wolverine at a deemed price of $0.01 per share and $2,000,000 in cash. The LOI has an expiry date of June 30, 2014.

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

Not accounting for our working capital deficit of $228,556 as of February 28, 2014, we require additional funds of approximately $2,000,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at February 28, 2014 we had no cash and a working capital deficiency in the amount of $228,556. As of February 28, 2014, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

The Plan of Operation for the next 12 months is to raise $2,000,000 to acquire a 25% interest in ENIGMAMobil Inc.

As at February 28, 2014, we had a cash balance of $nil. We will need to raise additional financing to fund any exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2015.

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

Results of Operations

Three Months Ended February 28, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2014 which are included herein.

Three month summary ending February 28, 2014 and 2013

		Three Months Ended
		February 28, 2014		February 28, 2013
Revenue	$	Nil	$	Nil
Operating Expenses		$48,242		$52,793
Other Income		$36,000	$	Nil
Net Loss		$(12,242)		$(52,793)

Nine month summary ending February 28, 2014 and 2013

		Nine Months Ended
		February 28, 2014		February 28, 2013
Revenue	$	Nil	$	Nil
Operating Expenses		$208,884		$250,683
Other Income		$36,000	$	Nil
Net Loss		$(172,884)		$(250,683)

Expenses

Our operating expenses for the three month periods ended February 28, 2014 and February 28, 2013 are outlined in the table below:

	Three Months Ended
	February 28, 2014	February 28, 2013
Depreciation	$41	$477
Foreign exchange loss (gain)	$(7,825)	$(11,392)
General and administrative	$51,308	$63,708
Mineral exploration costs	$4,718	$-

Operating expenses for the three months ended February 28, 2014 decreased compared to the comparative period in 2013 primarily due to an decrease in general and administrative costs offset by a decrease in foreign exchange gain and an increase in mineral exploration costs.

Our operating expenses for the nine month periods ended February 28, 2014 and 2013 are outlined in the table below:

	Nine Months Ended
	February 28, 2014	February 28, 2013
Depreciation	$330	$1,431
Foreign exchange loss (gain)	$(10,880)	$(2,706)
General and administrative	$214,716	$210,810
Mineral exploration costs	$4,718	$41,148

Operating expenses for the nine months ended February 28, 2014 decreased compared to the comparative period in 2013 primarily due to an decrease in mineral exploration costs and increase in foreign exchange gain offset by an increase in general and administrative costs.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	February 28,	May 31,
	2014	2013
Current assets	$4,822	$3,024
Current liabilities	233,378	273,026
Working capital (deficit)	$(228,556)	$(270,002)

Cash Flows

	Nine Months Ended
	February 28,	February 28,
	2014	2013
Net Cash Used in Operating Activities	$(150,091)	$(78,556)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	150,028	78,000
Net increase (decrease) in cash during period	$63	$(556)

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2014, was $150,091 compared to $78,556 during the nine months ended February 28, 2013.

Financing Activities

During the nine months ended February 28, 2014, we received $150,000 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $78,000 through the issuance of shares/shares subscribed in private placements.

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

As of February 28, 2014, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2013 we issued 15,000,000 shares of our common stock in a private placement at a purchase price of $0.01 raising proceeds of $150,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 24, 2014, we issued 10,000,000 shares of our common stock pursuant to a debt settlement agreement with one individual. The fair value of the shares issued was $0.01 per share. We have issued all of the shares to a non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: April 15, 2014	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)