Form 10-K
period 2014-05-31
Wolverine Exploration Inc.
filed 2014-12-16
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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
Yes [  ]    No [X]

The value of Common Stock held by non-affiliates of the Registrant on December 10, 2014 was $547,229 based on a market price of $0.0031 (per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

200,563,333 shares of common stock issued & outstanding as of December 10, 2014.

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

Wolverine now holds a 90% interest and Shenin holds a 10% interest in a total of 6 claims. Due to the current lack of financing available for exploration companies, exploration on the Labrador Claims has been suspended. Wolverine will continue exploration on these claims when financing is available.

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

On August 9, 2014 a total of 17,500,000 common shares issued pursuant to the acquisition of the Eureka Project Claims were cancelled.

On September 5, 2013 Wolverine entered into a Letter of Intent (“LOI”) with the cyber security corporation ENIGMAMobil Inc. (“Enigma”) to acquire a 25% interest in Enigma for a cash payment of $10,000,000.

Enigma is building a fully secure mobile wireless software application for Apple iOS, Android and Blackberry developed through a full patented language technology with the capability to protect against unauthorized computer intrusion and fraud.

On January 22, 2014 Wolverine entered into an Amended Letter of Intent (“Amended LOI”) with Enigma. Under the terms of the Amended LOI Wolverine will acquire a 25% interest in Enigma for the purchase price of USD $5,000,000 of which USD $3,000,000 is to be paid in shares of common stock of Wolverine at a deemed price of USD$0.01 per share and USD$2,000,000 in cash.

The LOI with Enigma has expired, however Wolverine and Enigma are still working on raising the financing required to build Enigma’s app.

Our Current Business

We are engaged in the business of acquisition and exploration of base and precious metal mineral properties. Our current exploration is focused on mineral properties located in British Columbia and Labrador, Canada. We have not yet determined whether the Labrador Claims or the Eureka Project Claims contain mineral reserves that are economically recoverable.

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

The Labrador Claims consist of a total of 6 mineral claims covering 5 separate licenses as described in Table 1 below. A layout of the Labrador Claims is shown in Figure 2 below.

Table 1. Summary of the Claims.
Number	# of Claims	NTS	Area	Good to Date
			(hectares)
013472M	6	13F/04	150	05-17-2017

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

In the fall of 2012 a follow up program of diamond drilling consisting of two holes was drilled by Innu-Cartwright Drilling Limited Partnership.

There has been no exploration on the Labrador Claims since 2012. Due to the current lack of financing available for exploration companies, exploration on these claims has been suspended. Wolverine will continue exploration on these claims when financing is available.

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

There has been no exploration on the Labrador Claims since 2012. Due to the current lack of financing available for exploration companies, exploration on these claims has been suspended. Wolverine will continue exploration on these claims when financing is available.

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

Due to the current lack of financing available for exploration companies, Wolverine has been unable to complete any exploration on the Eureka Claims other than a prospecting program conducted in August of 2013. As a result some of the claims have lapsed and the total area of the Eureka Project Claims held by Wolverine is now 2,568.41 hectares (6,343.97acres) .

Highway 26 runs along the northeastern boundary and the Swift River forest service road runs through the property. All areas of the property are accessible by forest service roads. The property is located 30 km east of Quesnel in Central British Columbia. Access is via the all-weather Barkerville Highway No. 26, then by logging and mining roads through the property.

Wolverine completed a prospecting program on the Eureka Project Claims in August of 2013.

Due to the current lack of financing available for exploration companies, exploration on these claims has been suspended. Wolverine will continue exploration on these claims when financing is available.

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

Item 4.	Mine Safety Disclsures

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Public Market for Common Stock

Our stock is quoted on the OTCPink under the symbol WOLV.

Stockholders of Our Common Shares

As of the date of this annual report, we have 100 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2014.

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

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2014 and 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 11 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Cash Requirements

There is limited historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

Over the next twelve months we intend to use any funds that we may have available to fund our operations and conduct exploration on our Labrador and Eureka Project Claims. We expect to review other potential exploration projects from time to time as they are presented to us.

Not accounting for our working capital deficit of $267,692 as of May 31, 2014, we require additional funds of approximately $10,000,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $135 and a working capital deficit in the amount of $267,692 as of May 31, 2014, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $2,000,000 for the building of Enigma’s mobile security application.

As at May 31, 2014, we had a cash balance of $135. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Results of Operations for the Years Ended May 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2014 and 2013.

Our operating results for the years ended May 31, 2014 and 2013 are summarized as follows:

	Year Ended
		May 31
	2014	2013
Revenue	$–	$–
Operating Expenses	$(262,569)	$(307,287)
Other Income	14,459	16,480
Net Loss	$(248,020)	$(290,807)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2014 and 2013 are outlined in the table below:

	Year Ended
		May 31
	2014	2013
Depreciation	$330	$1,909
Foreign exchange gain	$(7,001)	$(3,602)
General and administrative	$264,523	$267,832
Mineral exploration costs	$4,718	$41,148

The decrease in operating expenses for the year ended May 31, 2014, compared to the same period in fiscal 2013, was mainly due to a decrease in mineral exploration costs.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	May 31,
	2014	2013

Current assets	$2,188	$3,024
Current liabilities	269,880	273,026
Working capital (deficit)	$(267,692)	$(270,002)

Cash Flows

	Year Ended
		May 31
	2014	2013
Net Cash Used in Operating Activities	$(149,928)	$(78,537)
Net Cash Used in investing activities	–	-
Net Cash Provided by Financing Activities	150,000	78,000
Net increase (decrease) in cash during period	$72	$(537)

Operating Activities

Net cash used in operating activities during the year ended May 31, 2014 was $149,928 compared to $78,537 for the year ended May 31, 2013.

Investing Activities

Net cash used in investing activities during the year ended May 31, 2014 was $Nil compared to $Nil for the year ended May 31, 2013.

Financing Activities

During the year ended May 31, 2014, we received proceeds of $150,000 from share subscriptions. During the year ended May 31, 2013, we received proceeds of $78,000 from share subscriptions.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company has limited operations and is considered to be in the exploration stage. During the year ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

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
May 31, 2014
(Expressed in U.S. dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Wolverine Exploration, Inc.
Quesnel, British Columbia, Canada

We have audited the accompanying balance sheet of Wolverine Exploration, Inc. (the “Company”) as of May 31, 2014 and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2014 and 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
December 16, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wolverine Exploration Inc.

We have audited the accompanying balance sheet of Wolverine Exploration Inc. (the "Company") as of May 31, 2013 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit, and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

September 10, 2013

WOLVERINE EXPLORATION INC.
Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2014	2013
	$	$

ASSETS

Current Assets

Cash	135	63
Other receivables	2,053	2,961
Total Current Assets	2,188	3,024
Property and equipment (Note 3)	–	330
Mineral property costs (Note 4)	201,250	–
Total Assets	203,438	3,354

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable (Note 6)	215,966	217,001
Due to related party (Note 6)	53,914	56,025
Total Liabilities	269,880	273,026

Commitments (Note 9)

Stockholders’ Equity (Deficit)

Common stock, 500,000,000 shares authorized, $0.001 par value 194,063,333 and 151,563,333 shares issued and outstanding, respectively	194,063	151,563
Additional paid-in capital	3,990,672	3,581,922
Accumulated Deficit	(4,251,177)	(4,003,157)
Total Stockholders’ Equity (Deficit)	(66,442)	(269,672)
Total Liabilities and Stockholders’ Equity (Deficit)	203,438	3,354

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
Statements of Operations
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2014	2013
	$	$

Expenses

Depreciation	330	1,909
Foreign exchange gain	(7,001)	(3,602)
General and administrative	264,522	267,832
Mineral exploration costs (Note 6)	4,718	41,148
Total Expenses	262,569	307,287

Loss Before Other Income	(262,569)	(307,287)

Other Income

Gain on settlement of debt	–	16,480
Write-off of accounts payable (Note 5)	14,549	–

Total Other Income	14,549	16,480

Net Loss	(248,020)	(290,807)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	198,987,991	123,925,114

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

			Additional	Common
			Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2012	113,413,333	113,413	3,255,052	18,000	(3,712,350)	(325,885)
Common stock issued for cash	9,600,000	9,600	86,400	(18,000)	–	78,000
Common stock issued to settle debt	27,550,000	27,550	235,470	–	–	263,020
Common stock issued to settle related party debt	1,000,000	1,000	5,000	–	–	6,000
Net loss for the year	–	–	–	–	(290,807)	(290,807)
Balance, May 31, 2013	151,563,333	151,563	3,581,922	–	(4,003,157)	(269,672)
Common stock issued for purchase of interest in mineral properties	17,500,000	17,500	183,750	–	–	201,250
Common stock issued for cash	15,000,000	15,000	135,000	–	–	150,000
Common stock issued to settle related party debt	10,000,000	10,000	54,000	–	–	64,000
Capital contribution			36,000	–	–	36,000
Net loss for the year	–	–	–	–	(248,020)	(248,020)
Balance, May 31, 2014	194,063,333	194,063	3,990,672	–	(4,251,177)	(66,442)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2014	2013
	$	$
Operating Activities

Net loss	(248,020)	(290,807)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	330	1,909
Write off of accounts payable	(14,549)	-
Gain on settlement of related party debt	-	(16,480)

Changes in operating assets and liabilities
Other receivables	908	2,274
Accounts payable	113,514	200,863
Due to related party	(2,111)	23,704
Net Cash Used In Operating Activities	(149,928)	(78,537)

Financing Activities
Proceeds from common stock issued or subscribed	150,000	78,000
Net Cash Provided By Financing Activities	150,000	78,000

Increase (Decrease) in Cash	72	(537)
Cash, Beginning of Period	63	600
Cash, End of Period	135	63

Non-cash Investing and Financing Activities:
Shares issued pursuant to the acquisition of mineral properties	201,250	–
Shares issued to settle accounts payable	–	263,020
Shares issued to settle related party debt	64,000	6,000
Capital contribution from related party	36,000	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
Notes to the Financial Statements
May 31, 2014
(Expressed in U.S. dollars)

1.	Basis of Presentation & Going Concern

Wolverine Exploration Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2006. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As May 31, 2014, the Company has a working capital deficiency of $267,692 and has accumulated losses of $4,251,177 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WOLVERINE EXPLORATION INC.
Notes to the Financial Statements
May 31, 2014
(Expressed in U.S. dollars)

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

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations at May 31, 2014 and 2013.

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

WOLVERINE EXPLORATION INC.
Notes to the Financial Statements
May 31, 2014
(Expressed in U.S. dollars)

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, and amount due to a related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(m)	Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2014 and 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(n)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the exploration stage. During the year ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

(o)	Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

WOLVERINE EXPLORATION INC.
Notes to the Financial Statements
May 31, 2014
(Expressed in U.S. dollars)

3.	Property and Equipment

			May 31,	May 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value

Equipment	$5,725	$5,725	$–	$330

4.	Mineral Properties

On June 11, 2013, the Company issued 17,500,000 shares of common stock with a fair value of $201,250 to acquire 20 mineral claims located in the Cariboo Mining District of British Columbia.

5.	Accounts Payable

During the year ended May 31, 2014, the Company wrote off accounts payable of $14,549 related to debt that is no longer owing.

6.	Related Party Transactions

(a)	During the year ended May 31, 2014, the Company incurred consulting fees of $33,798 (2013 - $35,813) to the President of the Company.

(b)	During the year ended May 31, 2014, the Company incurred consulting fees of $0 (2013 - $102) to a director of the Company.

(c)

During the year ended May 31, 2014, the Company incurred consulting fees of $112,660 (2013 - $119,378) and rent of $11,266 (2013 - $11,938) to a company controlled by the brother of the President of the Company which is included in general and administrative expenses.

(d)	As at May 31, 2014, the Company owed $35,468 (Cdn$38,456) (2013 - $25,035 (Cdn$25,956)) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at May 31, 2014, the Company owes $18,446 (Cdn$20,000) (2013 - $19,290 (Cdn$20,000)) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at May 31, 2014, included in accounts payable are the amounts of $59,819 (Cdn$64,858) (2013 - $70,818 (Cdn$73,425)) owing to this company.

(f)

As at May 31, 2014, the Company owes $0 (2013 - $11,700) for cash advances received from the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at May 31, 2014, included in accounts payable is the amount of $24 (Cdn$26) (2013 - $3,107 (Cdn$3,221)) owing to the brother of the President of the Company.

7.	Common Stock

Stock transactions during the year ended May 31, 2014:

(a)	On June 11, 2013, the Company issued 17,500,000 shares of common stock with a fair value of $201,250 to acquire mineral claims. Refer to Note 4.

(b)	On September 5, 2013, the Company issued 15,000,000 shares of common stock at $0.01 per share for proceeds of $150,000.

(c)	On September 17, 2013, the Company increased the authorized share capital from 200,000,000 to 500,000,000 shares of common stock with no change in par value.

(d)

On February 24, 2014, the Company issued 10,000,000 shares of common stock with a fair value of $64,000 to settle accounts payable of $100,000 owing to a company controlled by the brother of the President of the Company. The company recorded the remaining $36,000 as a capital contribution from a related party.

WOLVERINE EXPLORATION INC.
Notes to the Financial Statements
May 31, 2014
(Expressed in U.S. dollars)

Stock transactions during the year ended May 31, 2013:

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

8.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable, May 31, 2013 and 2014	5,100,000	$0.05	1.0	$–

9.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit.

(b)	On December 1, 2013, the Company agreed to issue 1,000,000 shares of common stock with a fair value of $5,000 to settle accounts payable of $10,000. At May 31, 2014, the shares have not been issued.

10.	Income Taxes

The Company has net operating losses carried forward of $2,294,800 available to offset taxable income in future years which expires beginning in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2014	2013
	$	$
Income tax recovery at statutory rate	(212,021)	(98,875)
Valuation allowance change	212,021	98,875
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2014 and 2013, are as follows:

	2014	2013
	$	$
Mineral property costs	479,848	478,244
Net operating losses carried forward	792,486	708,159
Gross deferred income tax assets	1,272,333	1,186,403
Valuation allowance	(1,272,333)	(1,186,403)
Net deferred income tax asset	–	–

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2014, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2014.

Changes in Internal Control

During the year ended May 31, 2014 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Lee Costerd	President, Chief Executive Officer, Chief	61	February 23, 2006
	Financial Officer and Director

Luke Rich	Vice President, Exploration and Business	49	June 14, 2010
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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2013, 2012 and 2011; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2014, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
							Nonqualified	All
						Non-Equity	Deferred	Other
Name				Stock	Option	Incentive Plan	Compensation	Compensati
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	on	Total
Position	Year	($)	($)	($)	($)*	($)	($)	($)	($)

Lee Costerd	2014	$33,798	Nil	Nil	Nil	Nil	Nil	Nil	$33,798
Chief Executive	2013	$35,813	Nil	Nil	Nil	Nil	Nil	Nil	$35,813
Officer, Chief	2012	$36,023	Nil	Nil	Nil	Nil	Nil	Nil	$36,023
Financial Officer
and
Director)

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2014 or May 31, 2013 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2014.

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

The following table sets forth, as of December 10, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)

Bruce Costerd	17,500,000	8.7%
55-11020 Williams Road
Richmond, British Columbia V7A 1X8

Lee Costerd	5,912,460	2.9%
4055 McLean Road
Quesnel, British Columbia V2J 6V5
Luke Rich
P.O. Box 65	625,140	0.03%
Natuashish, NL A0P1A0

Directors and Officers as a Group	6,537,600	3.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 10, 2014. As of December 10, 2014, there were 200,563,333 shares of our company’s common stock issued and outstanding.

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

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
May 31
	2014	2013
	($)	($)
Audit Fees	USD $7,500	CDN$13,000
CDN$4,600
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Cdn$1,000
All Other Fees	Nil	Nil
Total	USD $7,500	CDN$14,000
CDN$4,600

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: December 16, 2014	/s/ Lee Costerd
Lee Costerd
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: December 16, 2014	/s/ Lee Costerd
Lee Costerd
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 16, 2014	/s/ Lee Costerd
Lee Costerd
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer)

Dated: December 16, 2014	/s/ Lee Costerd
Lee Costerd
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Dated: December 16 2014	/s/ Luke Rich
Luke Rich
Director