Form 10-Q
period 2014-08-31
Wolverine Exploration Inc.
filed 2015-01-06
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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
200,563,333 common shares issued and outstanding as December 30, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended August 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE EXPLORATION INC.
August 31, 2014
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2014	2014
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	100	135
Amounts receivable	3,984	2,053
Total Current Assets	4,084	2,188
Mineral property costs	201,250	201,250
Total Assets	205,334	203,438
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	256,457	215,966
Due to related party (Note 3)	62,039	53,914
Total Liabilities	318,496	269,880

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value 194,063,333 shares issued and outstanding	194,063	194,063
Additional paid-in capital	3,990,672	3,990,672
Accumulated Deficit	(4,297,897)	(4,251,177)
Total Stockholders’ Deficit	(113,162)	(66,442)
Total Liabilities and Stockholders’ Deficit	205,334	203,438

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2014	2013
	$	$
Expenses
Depreciation	–	206
Foreign exchange gain	(765)	(3,126)
General and administrative	47,485	64,143
Total Expenses	46,720	61,223
Net Loss	(46,720)	(61,223)
Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding	194,063,333	182,378,550

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2014	2013
	$	$
Operating Activities
Net loss	(46,720)	(61,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	206
Changes in operating assets and liabilities
Amounts receivable	(1,931)	394
Accounts payable	37,111	42,978
Accrued liabilities	3,380	11,468
Due to related party	8,125	6,157
Net Cash Used In Operating Activities	(35)	(20)
Decrease in Cash	(35)	(20)
Cash, Beginning of Period	135	63
Cash, End of Period	100	43
Non-cash Investing and Financing Activities:
Shares issued pursuant to the acquisition of mineral properties	–	201,250
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2014
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

Wolverine Exploration Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2006. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

The accompanying financial statements of Wolverine Exploration Inc.(the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As August 31, 2014, the Company has a working capital deficiency of $314,412 and has accumulated losses of $4,297,897 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a) During the three months ended August 31, 2014, the Company incurred consulting fees of $8,311 (2013 - $8,662) to the President of the Company.

(b)

During the three months ended August 31, 2014, the Company incurred consulting fees of $29,088 (2013 - $28,874) and rent of $2,909 (2013 - $2,887) to a company controlled by the brother of the President of the Company which is included in general and administrative expenses.

(c) As at August 31, 2014, the Company owed $43,645 (Cdn$47,456) (May 31, 2014 - $35,468 (Cdn$38,456)) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)

As at August 31, 2014, the Company owes $18,394 (Cdn$20,000) (May 31, 2014 - $18,446 (Cdn$20,000)) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at August 31, 2014, included in accounts payable are the amounts of $91,518 (Cdn$99,508) (May 31, 2014 - $59,819 (Cdn$64,858)) owing to this company.

(e)

As at August 31, 2014, included in accounts payable is the amount of $24 (Cdn$26) (May 31, 2014 - $24 (Cdn$26)) owing to the brother of the President of the Company, which is non-interest bearing, unsecured and due on demand.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2014
(Expressed in U.S. dollars)
(unaudited)

4.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable, August 31, 2014 and May 31, 2014	5,100,000	$0.05	0.79	$–

There were no options issued during the three months ended August 31, 2014.

5.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at August 31, 2014, the Company has not issued a bonus. During the three months ended August 31, 2014, the Company recorded consulting fees of $30,000.

(b)

On December 1, 2013, the Company agreed to issue 1,000,000 shares of common stock with a fair value of $5,000 to settle accounts payable of $10,000.  Subsequent to August 31, 2014, the Company issued 1,000,000 shares to settle the accounts payable (Note 6 (a)).

6.	Subsequent Events

(a) On September 8, 2014, the Company issued 5,000,000 shares of common stock pursuant to the settlement of $50,000 of debt owed to two individuals.

(b) On September 29, 2014, the Company issued 1,500,000 shares of common stock pursuant to a private placement at $0.01 per share for proceeds of $15,000.

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

There has been no exploration on the Eureka Project Claims since 2013. Due to the current lack of financing available for exploration companies, exploration on these claims has been suspended. Wolverine will continue exploration on these claims when financing is available.

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

Not accounting for our working capital deficit of $314,412 as of August 31, 2014, we require additional funds of approximately $2,000,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at August 31, 2014 we had cash in the amount of $100 and a working capital deficiency in the amount of $314,412. As of August, 2013, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $2,000,000 for the building of Enigma’s mobile security application.

As at August 31, 2014, we had a cash balance of $100. We will need to raise additional financing to fund any exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2015.

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

Results of Operations

Three Months Ended August 31, 2014 and August 31, 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2014 which are included herein.

Three month summary ending August 31, 2014 and August 31, 2013

		Three Months Ended
		August 31, 2014		August 31, 2013
Revenue	$	Nil	$	Nil
Operating Expenses		$46,720		$61,223
Net Loss		$(46,720)		$(61,223)

Expenses

Our operating expenses for the three month periods ended August 31, 2014 and August 31, 2014 are outlined in the table below:

	Three Months Ended
	August 31, 2014	August 31, 2013
Depreciation	$-	$206
Foreign exchange loss (gain)	$(765)	$(3,126)
General and administrative	$47,785	$64,143

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	August 31,	May 31,
	2014	2014
Current assets	$4,084	$2,188
Current liabilities	318,496	269,880
Working capital (deficit)	$(314,412)	$(267,692)

Cash Flows

	Three Months Ended
	August 31,	August 31,
	2014	2013
Net Cash Used in Operating Activities	$(35)	$(20)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	-	-
Net increase (decrease) in cash during period	$(35)	$(20)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2014, was $35 compared to $20 during the three months ended August 31, 2014.

Financing Activities

During the three months ended August 31, 2014, we received $Nil through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $Nil through the issuance of shares/shares subscribed in private placements.

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

As of August 31, 2014, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2014 financial statements, our company was incorporated on February 23, 2006, and does not have a history of earnings, and as a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 4. Mine Safety disclosures

N/A.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: January 6, 2015	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)