Form 10-Q
period 2014-11-30
Wolverine Exploration Inc.
filed 2015-01-27
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

200,563,333 common shares issued and outstanding as January 23, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended November 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE EXPLORATION INC.
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
Balance Sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2014	2014
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	3	135
Amounts receivable	5,691	2,053
Total Current Assets	5,694	2,188
Mineral property costs (Note 3)	–	201,250
Total Assets	5,694	203,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	269,908	215,966
Due to related party (Note 4)	65,344	53,914
Total Liabilities	335,252	269,880
Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value
200,563,333 and 194,063,333 shares issued and outstanding, respectfully	200,563	194,063
Additional paid-in capital	4,049,172	3,990,672
Accumulated deficit	(4,579,293)	(4,251,177)
Total Stockholders’ Deficit	(329,558)	(66,442)
Total Liabilities and Stockholders’ Deficit	5,694	203,438

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013
	$	$	$	$

Expenses

Depreciation	–	83	–	289
Foreign exchange loss	20,815	71	20,050	(3,055)
General and administrative	59,331	99,265	106,816	163,408
Impairment of mineral rights (Note 3)	201,250	–	201,250	–

Total Expenses	281,396	99,419	328,116	160,642

Net Loss	(281,396)	(99,419)	(328,116)	(160,642)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	199,645,751	200,739,157	196,839,289	191,508,688

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2014	2013
	$	$
Operating Activities

Net loss	(328,116)	(160,642)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	–	289
Impairment of mineral rights	201,250	–

Changes in operating assets and liabilities

Amounts receivable	(3,638)	49
Accounts payable	97,976	26,215
Accrued liabilities	5,966	–
Due to related party	11,430	(15,860)
Net Cash Used In Operating Activities	(15,132)	(149,949)

Financing Activities

Proceeds from loans payable	–	150,000
Proceeds from issuance of common stock	15,000	–
Net Cash Provided By Financing Activities	15,000	150,000
(Decrease) Increase in Cash	(132)	51
Cash, Beginning of Period	135	63
Cash, End of Period	3	114

Non-cash Investing and Financing Activities:
Shares issued pursuant to the acquisition of mineral properties	–	201,250
Shares issued to settle accounts payable	50,000	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2014
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As November 30, 2014, the Company has a working capital deficiency of $329,558 and has accumulated losses of $4,579,293 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Properties

On June 11, 2013, the Company issued 17,500,000 shares of common stock with a fair value of $201,250 to acquire 20 mineral claims located in the Cariboo Mining District of British Columbia. During the six months ended November 30, 2014, the Company determined that the carrying amount of the mineral claims is not recoverable and exceeds its fair value and, therefore, recognized impairment of $201,250.

4.	Related Party Transactions

(a)	During the six months ended November 30, 2014, the Company incurred consulting fees of $16,082 (2013 - $17,294) to the President of the Company.

(b)

During the six months ended November 30, 2014, the Company incurred consulting fees of $57,338 (2013 - $57,646) and rent of $5,734 (2013 - $5,765) to a company controlled by the brother of the President of the Company which is included in general and administrative expenses.

(c)	As at November 30, 2014, the Company owed $47,862 (Cdn$54,756) (May 31, 2014 - $35,468 (Cdn$38,456)) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

(d)

As at November 30, 2014, the Company owes $17,482 (Cdn$20,000) (May 31, 2014 - $18,446 (Cdn$20,000)) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at November 30, 2014, included in accounts payable are the amounts of $97,268 (Cdn$111,278) (May 31, 2014 - $59,819 (Cdn$64,858)) owing to this company.

(e)

As at November 30, 2014, included in accounts payable is the amount of $661 (Cdn$756) (May 31, 2014 - $24 (Cdn$26) owed to) owed from the brother of the President of the Company, which is non-interest bearing, unsecured and due on demand.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2014
(Expressed in U.S. dollars)
(unaudited)

(f)	On September 8, 2014, the Company issued 5,000,000 shares of common stock to settle related party accounts payable of $50,000.

5.	Common Stock

(a) On September 8, 2014, the Company issued 5,000,000 shares of common stock to settle related party accounts payable of $50,000

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

A summary of the Company’s stock option activity is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable, November 30, 2014 and May 31, 2014	5,100,000	$0.05	0.54	$–

7.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $10,000 per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at November 30, 2014, the Company has not issued a bonus. During the six months ended November 30, 2014, the Company recorded consulting fees of $60,000.

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

The LOI with Enigma has expired, however Wolverine and Enigma are currently negotiating the terms of a formal purchase agreement as well as arranging the financing in the amount of USD $2,000,000 required for the building of the Enigma fully secure mobile wireless software application.

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

Wolverine holds a 90% in six mining claims located in Labrador, Canada (the “Labrador Claims”) . The Claims are in good standing until May 17, 2020. The Claims are located about 120 kilometres (75 miles) west of Goose Bay, Labrador, a small town of 9,000 people on the Atlantic Coast of northern Canada. It takes approximately one and a half to two hours to drive to the Claims from Goose Bay.

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

Not accounting for our working capital deficit of $329,558 as of November 30, 2014, we require additional funds of approximately $2,000,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As at November 30, 2014 we had cash in the amount of $3 and a working capital deficiency in the amount of $329,558. As of November 30, 2014, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $2,000,000 for the building of Enigma’s fully secure mobile wireless software application for Apple iOS, Android and Blackberry developed through a full patented language technology with the capability to protect against unauthorized computer intrusion and fraud.

As at November 30, 2014, we had a cash balance of $3. We will need to raise additional financing to fund any exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2015.

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

Results of Operations

Three Months Ended November 30, 2014 and November 30, 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2014 which are included herein.

Three month summary ending November 30, 2014 and November 30, 2013

		Three Months Ended
		November 30, 2014		November 30, 2013
Revenue	$	Nil	$	Nil
Operating Expenses		$281,396		$99,419
Net Loss		$(281,396)		$(99,419)

Six Months Ended November 30, 2014 and November 30, 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2014 which are included herein.

Six month summary ending November 30, 2014 and November 30, 2013

		Six Months Ended
		November 30, 2014		November 30, 2013
Revenue	$	Nil	$	Nil
Operating Expenses		$328,116		$160,642
Net Loss		$(328,116)		$(160,642)

Expenses

Our operating expenses for the three month periods ended November 30, 2014 and November 30, 2013 are outlined in the table below:

		Three Months Ended
		November 30, 2014		November 30, 2013
Depreciation	$	Nil		$83
Foreign exchange loss (gain)		$20,815		$71
General and administrative		$59,331		$99,265
Impairment of Mineral Rights		$201,250	$	Nil

Our operating expenses for the six month periods ended November 30, 2014 and November 30, 2013 are outlined in the table below:

		Six Months Ended
		November 30, 2014		November 30, 2013
Depreciation	$	Nil		$289
Foreign exchange loss (gain)		$20,050		$(3,055)
General and administrative		$106,816		$163,408
Impairment of Mineral Rights		$201,250	$	Nil

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	November 30,	May 31,
	2014	2014
Current assets	$5,694	$2,188
Current liabilities	335,252	269,880
Working capital (deficit)	$(329,558)	$(267,692)

Cash Flows

	Six Months Ended
	November 30,	November 30,
	2014	2013
Net Cash Used in Operating Activities	$(15,132)	$(149,949)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	15,000	150,000
Net increase (decrease) in cash during period	$(132)	$51

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2014, was $15,132 compared to $149,949 during the six months ended November 30, 2013.

Financing Activities

During the six months ended November 31, 2014, we received $15,000 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $150,000 through the issuance of shares/shares subscribed in private placements.

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

As of November 30, 2014, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Because we have only recently commenced business operations, we face a high risk of business failure

We recently begun the initial stages of exploration of the Labrador Claims, and thus has no way to evaluate the likelihood whether our company will be able to operate our business successfully. Our Company was incorporated on February 23, 2006 and to date we have been involved primarily in organizational activities, obtaining financing and preliminary exploration of the Labrador Claims. We have not earned any revenues and we have never achieved profitability as of the date of this quarterly report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that our company plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that its business will prove successful, and we can provide no assurance to investors that our company will generate any operating revenues or ever achieve profitable operations. If our company is unsuccessful in addressing these risks its business will likely fail.

We expect to incur operating losses for the foreseeable future.

Our company has never earned any revenue and our company has never been profitable. Prior to completing exploration on the Labrador Claims, we may incur increased operating expenses without realizing any revenues from the Labrador Claims, this could cause our company to fail.

If we do not find a joint venture partner for the continued development of our mineral claims, we may not be able to advance exploration work.

If the results of the exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of the Labrador Claims. Our company would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost. In addition, if our company entered into a joint venture agreement, our company would likely assign a percentage of our interest in the Labrador Claims to the joint venture partner. If our company is unable to enter into a joint venture agreement with a partner, our company may fail.

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

The search for base and precious metals involves numerous hazards. As a result, our company may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. Our company currently has no such insurance nor do we expect to get such insurance in the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause our company to liquidate all of our assets.

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

The mining industry, in general, is intensely competitive and we can provide no assurance to investors even if minerals are discovered that a ready market will exist from the sale of any base or precious metals found. Numerous factors beyond our control may affect the marketability of base or precious metals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our company not receiving an adequate return on invested capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2014, we issued 5,000,000 shares of our common stock pursuant to debt settlement agreements with two individuals. The deemed price of the shares issued was $0.01. We have issued all of the shares to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 29, 2014 we issued 1,500,000 shares of our common stock in a private placement at a purchase price of CDN $0.01 raising gross proceeds of CDN $15,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: January 27, 2015	/s/ Lee Costerd
Lee Costerd
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)