Form 10-Q
period 2015-02-28
Wolverine Exploration Inc.
filed 2015-05-14
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

200,563,333 common shares issued and outstanding as May 13, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 28, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE EXPLORATION INC.
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE EXPLORATION INC.
Balance Sheets
(Expressed in U.S. dollars)

	February 28,	May 31,
	2015	2014
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	8,019	135
Amounts receivable	2,149	2,053

Total Current Assets	10,168	2,188

Mineral property costs (Note 3)	–	201,250

Total Assets	10,168	203,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	305,715	215,966
Due to related party (Note 4)	66,988	53,914

Total Liabilities	372,703	269,880

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 200,563,333 and 194,063,333 shares issued and outstanding, respectively	201,563	194,063
Additional paid-in capital	4,054,619	3,990,672
Accumulated deficit	(4,618,717)	(4,251,177)

Total Stockholders’ Deficit	(362,535)	(66,442)

Total Liabilities and Stockholders’ Deficit	10,168	203,438

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
	$	$	$	$
Expenses
Depreciation	–	41	–	330
Foreign exchange gain	(21,904)	(7,825)	(1,854)	(10,880)
General and administrative	61,328	51,308	168,144	214,716
Mineral exploration costs	–	4,718	–	4,718
Impairment of mineral rights (Note 3)	–	–	201,250	–
Total Expenses	39,424	48,242	367,540	208,884
Net Loss	(39,424)	(48,242)	(367,540)	(208,884)
Other Income
Gain on settlement of debt	–	36,000	–	36,000
Total Other Income	–	36,000	–	36,000
Net Loss	(39,424)	(12,242)	(367,540)	(172,884)
Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding	200,563,000	202,007,777	198,067,000	194,969,926

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2015	2014
	$	$
Operating Activities
Net loss	(367,540)	(172,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	330
Gain on settlement of debt	–	(36,000)
Impairment of mineral rights	201,250	–
Changes in operating assets and liabilities
Amounts receivable	(96)	(1,861)
Accounts payable	138,613	69,884
Accrued liabilities	1,136	–
Due to related party	13,074	(9,560)
Net Cash Used In Operating Activities	(13,563)	(150,091)
Financing Activities
Bank indebtedness	–	28
Proceeds from issuance of common stock	21,447	150,000
Net Cash Provided By Financing Activities	21,447	150,028
Increase (Decrease) in Cash	7,884	(63)
Cash, Beginning of Period	135	63
Cash, End of Period	8,019	–
Non-cash Investing and Financing Activities:
Shares issued pursuant to the acquisition of mineral properties	–	402,500
Shares issued to settle accounts payable	50,000	64,000
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

Wolverine Exploration Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2006. The Company’s prior principal business was the acquisition and exploration of mineral resources. The Company had not determined that its properties contain mineral reserves that were economically recoverable, financing had not yet become available, and commodity prices had not fully recovered. Therefore, management decided to change the focus of the Company from mineral exploration to cyber security. On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”). Refer to Note 8. Enigma is in the business of developing security applications for cyber systems focusing on the mobile smartphone markets.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity for an aggregate of $2,500,000 prior to the closing of the Enigma Share Exchange and Royalty Agreement described in Note 8. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. As February 28, 2015, the Company has a working capital deficiency of $362,535 and has accumulated losses of $4,618,717 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Properties

On June 11, 2013, the Company issued 17,500,000 shares of common stock with a fair value of $201,250 to acquire 20 mineral claims located in the Cariboo Mining District of British Columbia. During the nine months ended February 28, 2015, the Company determined that the carrying amount of the mineral claims is not recoverable and exceeds its fair value and, therefore, recognized an impairment of $201,250. During the period ended February 28, 2015, the Company decided to change its focus from mineral exploration to cyber security.

4.	Related Party Transactions

(a) During the nine months ended February 28, 2015, the Company incurred consulting fees of $23,977 (2014 - $25,632) to the President of the Company.

(b)

During the nine months ended February 28, 2015, the Company incurred consulting fees of $82,653 (2014 - $85,442) and rent of $8,265 (2013 - $8,544) to a company controlled by the brother of the President of the Company which is included in general and administrative expenses.

(c) As at February 28, 2015, the Company owed $50,992 (May 31, 2014 - $35,468) to the President of the Company which is non-interest bearing, unsecured, and due on demand.

WOLVERINE EXPLORATION INC.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2015
(Expressed in U.S. dollars)
(unaudited)

(d)

As at February 28, 2015, the Company owes $15,996 (May 31, 2014 - $18,446) for cash advances received from a company controlled by the brother of the President of the Company, which is non-interest bearing, unsecured, and due on demand. As at February 28, 2015, included in accounts payable are the amounts of $117,529 (May 31, 2014 - $59,819) owing to this company.

(e)

As at February 28, 2015, included in accounts payable is the amount of $4,621 (May 31, 2014 - $24) owed to the brother of the President of the Company, which is non-interest bearing, unsecured and due on demand.

(f)	On September 8, 2014, the Company issued 5,000,000 shares of common stock to settle related party accounts payable of $50,000.

5.	Common Stock

	(a)	On September 8, 2014, the Company issued 5,000,000 shares of common stock to settle related party accounts payable of $50,000.

	(b)	On September 29, 2014, the Company issued 1,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $13,449 (Cdn$15,000).

(c)

During the period ended February 28, 2015, the Company received stock subscriptions for 1,000,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $7,998 (Cdn$10,000). At February 28, 2015, the shares had not been issued.

6.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable, February 28, 2015 and May 31, 2014	5,100,000	$0.05	0.29	$–

7.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,998 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at February 28, 2015, the Company has not issued a bonus. During the nine months ended February 28, 2015, the Company recorded consulting fees of $82,653.

8.	Subsequent Event

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”).The Agreement is subject to Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares.

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

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006 and is quoted on the OTC Pink under the symbol WOLV.

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

Our Current Business

On April 14, 2014 Wolverine entered into a Share Exchange and Royalty Agreement (the “Agreement”) with Dr. David Chalk, hd.Tech (“Chalk”). Under the terms of the Agreement, Wolverine will acquire a 25% interest in ENIGMAMobil Inc.(“Enigma”) from Chalk for the purchase price of USD $3,000,000, to be paid in shares of common stock of Wolverine at a deemed price of USD$0.01 per share (the “Shares”). Wolverine will also receive a 25% royalty of all gross revenue received by Enigma from the sale of licenses of the ENIGMAMobil™ mobile security app. The Agreement is subject to Enigma completing a financing of USD$2,500,000 and Wolverine increasing its authorized capital of common stock to allow for the issuance of the Shares.

The purchase price is a negotiated value determined by Wolverine and Enigma. Dr. David Chalk is a director of Wolverine and Enigma.

Wolverine and Enigma are currently working on arranging financing in the amount of USD $2,500,000 that is required for the building of the Enigma fully secure mobile wireless software application.

Information regarding Enigma

Enigma is a private corporation incorporated in the Province of Alberta on September 6, 2013. Enigma’s operations are based in Vancouver, British Columbia.

Enigma will be designing and completing computer systems security focused on mobile and transaction security markets. All third party testing on the technology has been completed using the proprietary fully patented fifth generation programming language (5GL) providing the only real-time data in motion with cybersecurity capability and further adding tremendous efficiency in Digital Process Management (DPM).

The Key for Enigma is the deployment of its fully secure mobile smartphone software application for Apple iOS, Android and Blackberry operating systems developed with the patented 5GL language capable of protecting against unauthorized computer intrusion and fraud on wireless devices and mobile smartphones. When complete, Enigma will be able to protect, the wireless marketplace currently in excess of 7 billion devices. Overall mobile data traffic is expected to grow to 24.3 exabytes per month by 2019, nearly a tenfold increase over 2014. Mobil data traffic will grow at a CAGR of 57% from 2014 to 2019. (Figure 1 of the link below). The Enigma mobile security application will be available to the marketplace for download within 10 months of receipt of funding.

http://www.cisco.com/c/en/us/solutions/collateral/service-provider/visual-networking-index-vni/white_paper_c11-520862.html.

Risks and Uncertainties

Enigma has a limited operating history and has had no revenues derived from its operations. Significant expenditures are required to complete the development of its mobile wireless software application. There is no assurance that Enigma will be able to raise the capital required for these expenditures.

Enigma operates in a competitive environment where software is subject to rapid technological changes and evolving industry standards. There is no assurance that Enigma will be able to become and remain competitive in this competitive environment.

The success of Enigma will be largely dependent upon the performance of its management and key employees. Failure by Enigma to attract and retain key employees with the necessary skills could have a materially adverse effect on Enigma’s growth and profitability. Currently Dr. David Chalk is the only key employee.

Cash Requirements

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in the development stage and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $362,535 as of February 28, 2015, we require additional funds of approximately $2,500,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 28, 2015 we had cash in the amount of $8,019 and a working capital deficiency in the amount of $362,535. As of February 28, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $2,500,000 for the building of Enigma’s fully secure mobile wireless software application for Apple iOS, Android and Blackberry developed through a full patented language technology with the capability to protect against unauthorized computer intrusion and fraud.

As at February 28, 2015, we had a cash balance of $8,019. We will need to raise additional financing to fund our plan of operation over the next 12 months.

The continuation of our business is dependent upon obtaining further financing, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2016.

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

Mineral Property Costs

Our company has been in the exploration stage since inception and has not yet realized any revenues from its operations. We are primarily engaged in the acquisition and exploration of mineral exploration properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred. Our company assesses the carrying costs for impairment under ASC 360, “Property, Plant and Equipment” at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Results of Operations

Three Months Ended February 28, 2015 and February 28, 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2015 which are included herein.

Three month summary ending February 28, 2015 and February 28, 2014

		Three Months Ended
		February 28, 2015		February 28, 2014
Revenue	$	Nil	$	Nil
Operating Expenses		$39,424		$48,242
Net Loss		$(39,424)		$(12,242)

Nine Months Ended February 28, 2015 and February 28, 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2015 which are included herein.

Nine month summary ending February 28, 2015 and February 28, 2014

		Nine Months Ended
		February 28, 2015		February 28, 2014
Revenue	$	Nil	$	Nil
Operating Expenses		$367,540		$208,884
Net Loss		$(367,540)		$(172,884)

Expenses

Our operating expenses for the three month periods ended February 28, 2015 and February 28, 2014 are outlined in the table below:

		Three Months Ended
		February 28, 2015	February 28, 2014
Depreciation	$	Nil	$41
Foreign exchange loss (gain)		$(21,904)	$(7,825)
General and administrative		$61,328	$51,308
Impairment of Mineral Rights		$-	$4,718

Our operating expenses for the nine month periods ended February 28, 2015 and February 28, 2014 are outlined in the table below:

		Nine Months Ended
		February 28, 2015	February 28, 2014
Depreciation	$	Nil	$330
Foreign exchange loss (gain)		$(1,854)	$(10,880)
General and administrative		$168,144	$214,716
Impairment of Mineral Rights		$201,250	$4,718

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	February 28,	May 31,
	2015	2014
Current assets	$10,168	$2,188
Current liabilities	372,703	269,880
Working capital (deficit)	$(362,535)	$(267,692)

Cash Flows

	Nine Months Ended
	February 28, 2015	February 28, 2014
Net Cash Used in Operating Activities	$(13,563)	$(150,091)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	21,447	150,028
Net increase (decrease) in cash during period	$7,884	$(63)

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2015, was $13,563 compared to $150,091 during the nine months ended February 28, 2014.

Financing Activities

During the nine months ended February 28, 2015, we received $21,447 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $150,028 through the issuance of shares/shares subscribed in private placements.

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

As of February 28, 2015, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our current operating funds are insufficient to complete our proposed in Enigma We will need to obtain additional financing in order to complete our business. Our business plan calls for significant expenses in connection with the investment in Enigma. We have not made arrangements to secure any additional financing.

There is no assurance we will complete our investment in Enigma

There is no assurance that Enigma and Wolverine will be able to raise the financing necessary to complete its mobile security app which will be a condition of the investment in Enigma by Wolverine.

We expect to incur operating losses for the foreseeable future.

Our company has never earned any revenue and our company has never been profitable. We may incur increased operating expenses without realizing any revenues, this could cause our company to fail.

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

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference.

10.4	Share Exchange and Royalty Agreement dated April 14, 2015 filed as an Exhibit to our 8-K filed on May 7, 2015 and incorporated by reference.

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE EXPLORATION INC.
(Registrant)

Dated: May 13, 2015	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)