Form 10-K
period 2015-05-31
Wolverine Technologies Corp.
filed 2015-08-28
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-53767

Wolverine Technologies, Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#55-11020 Williams Road, Richmond, British Columbia, Canada	V7A 1X8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	778.297.4409

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [  ]       No [X]

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2014 was $752,979 based on a market price of $0.0047 per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

282,070,993 shares of common stock issued & outstanding as of August 25, 2015.

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

As used in this annual report, the terms “we”, “us”, “our company”, “Wolverine”, mean Wolverine Technologies Corp. (formerly Wolverine Exploration Inc.), a Nevada corporation, unless otherwise indicated.

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

Our Current Business

On April 14, 2014 Wolverine entered into a Share Exchange and Royalty Agreement (the “Agreement”) with Dr. David Chalk, hd.Tech (“Chalk”). Under the terms of the Agreement, Wolverine will acquire a 25% interest in ENIGMAMobil Inc.(“Enigma”) from Chalk for the purchase price of USD $3,000,000, to be paid in shares of common stock of Wolverine at a deemed price of USD$0.01 per share (the “Shares”). Wolverine will also receive a 25% royalty of all gross revenue received by Enigma from the sale of licenses of the ENIGMAMobil™ mobile security app. The Agreement is subject to Enigma completing a financing of USD$2,500,000 and Wolverine increasing its authorized capital of common stock to allow for the issuance of the Shares. This agreement has not closed.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2015 financial statements, our company was incorporated on February 23, 2006, and does not have a history of earnings, and as a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

We do not own any real property. Our principal business offices are located at #55-11020 Williams Road, Richmond British Columbia, Canada, V7A 1X8 at a cost of CDN $1,000 per month. Our office space is currently provided by the President of our company at a no cost. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

Stockholders of Our Common Shares

As of the date of this annual report, we have 146 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2015.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 28, 2010 our directors approved the adoption of our 2010 Stock Plan which permits our company to issue up to 5,147,250 shares of our common stock, and 5,147,250 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Transfer Agent

Our common shares are issued in registered form. Empire Stock Transfer, Inc. Telephone: (702) 818-5898; Facsimile: (702) 974-1444 is the registrar and transfer agent for our common shares.

On August 25, 2015 the list of stockholders for our shares of common stock showed 146 registered stockholders and 282,070,993 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2015.

Recent Sales of Unregistered Securities

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

On September 29, 2014 we issued 1,500,000 shares of our common stock in a private placement at a purchase price of CDN $0.01 raising gross proceeds of $13,449 (CDN $15,000). We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 28, 2015, the Company received stock subscriptions for 1,000,000 shares of common stock pursuant to a private placement at CDN $0.01 per share for proceeds of $7,998 (CDN$10,000).

On May 31, 2015, we issued 30,100,000 shares of our common stock pursuant to debt settlement agreements with twenty-two (22) individuals. The deemed price of the shares issued was USD $0.01 per share. We have issued all of the shares to twenty-two (22) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 31, 2015, we issued 3,500,000 shares of our common stock pursuant to debt settlement agreements with two individuals. The deemed price of the shares issued was USD $0.01 per share. We have issued all of the securities to two U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On May 31, 2015, we issued 35,500,995 shares of our common stock in a private placement at a purchase price of CDN $0.0075 raising gross proceeds of $214,097 (CDN $266,257). We have issued all of the shares to twenty-four (24) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 31, 2015, we issued 1,500,000 shares of our common stock in a private placement at a purchase price of CDN $0.01 raising gross proceeds of $12,299 (CDN $10,000). We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 31, 2015, we issued 500,000 shares of our common stock in a private placement at a purchase price of USD $0.01 raising gross proceeds of USD $5,000. We have issued all of the shares to one non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Wolverine did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2015.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2015 and 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 11 of this annual report.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $30,792 as of May 31, 2015, we require additional funds of approximately $2,500,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $89,934 and a working capital deficit in the amount of $30,792 as of May 31, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $2,500,000 for the building of Enigma’s fully secure mobile wireless software application for Apple iOS, Android and Blackberry developed through a full patented language technology with the capability to protect against unauthorized computer intrusion and fraud.

As at May 31, 2015, we had a cash balance of $89,934. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2016.

Results of Operations for the Years Ended May 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2015 and 2014.

Our operating results for the years ended May 31, 2015 and 2014 are summarized as follows:

	Year Ended
	May 31
	2015	2014
Revenue	$–	$–
Operating Expenses	(599,592)	(262,569)
Other Income (Expense)	(3,601)	14,549
Net Loss	$(603,193)	$(248,020)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2015 and 2014 are outlined in the table below:

	Year Ended
	May 31
	2015	2014
Depreciation	$–	$330
Foreign exchange loss (gain)	4,627	(7,001)
General and administrative	378,610	264,522
Impairment of mineral rights	201,250	-
Mineral exploration costs	15,105	4,718
Total expenses	$599,592	$262,569

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	May 31,
	2015	2014

Current assets	$98,920	$2,188
Current liabilities	129,712	269,880
Working capital (deficit)	$(30,792)	$(267,692)

Cash Flows

	Year Ended
		May 31
	2015	2014
Net Cash Used in Operating Activities	$(163,044)	$(149,928)
Net Cash Used in investing activities	–	–
Net Cash Provided by Financing Activities	252,843	150,000
Net increase (decrease) in cash during period	$89,799	$72

Operating Activities

Net cash used in operating activities during the year ended May 31, 2015 was $163,044 compared to $149,928 for the year ended May 31, 2014.

Investing Activities

Net cash used in investing activities during the year ended May 31, 2015 was $Nil compared to $Nil for the year ended May 31, 2014.

Financing Activities

During the year ended May 31, 2015, we received proceeds of $252,843 from share subscriptions. During the year ended May 31, 2014, we received proceeds of $150,000 from share subscriptions.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company has limited operations and is considered to be in the exploration stage. During the year ended May 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

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

WOLVERINE TECHNOLOGIES CORP.
(FORMERLY WOLVERINE EXPLORATION INC.)
May 31, 2015
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wolverine Technologies Corp.
(formerly Wolverine Exploration, Inc.)
British Columbia, Canada

We have audited the accompanying balance sheets of Wolverine Technologies Corp. (formerly Wolverine Exploration Inc.) (the “Company”) as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Technologies Corp. (formerly Wolverine Exploration Inc.) as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, The Company has suffered recurring loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 28, 2015

WOLVERINE TECHNOLOGIES CORP.
(FORMERLY WOLVERINE EXPLORATION INC.)
Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2015	2014
	$	$

ASSETS

Current Assets

Cash	89,934	135
Amounts receivable	3,986	2,053
Prepaid expenses	5,000	–

Total Current Assets	98,920	2,188

Mineral property costs (Note 3)	–	201,250

Total Assets	98,920	203,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	102,557	215,966
Due to related party (Note 5)	27,155	53,914

Total Liabilities	129,712	269,880

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 272,664,328 and 194,063,333 shares issued and outstanding, respectively	272,664	194,063
Additional paid-in capital	4,550,914	3,990,672
Accumulated deficit	(4,854,370)	(4,251,177)

Total Stockholders’ Deficit	(30,792)	(66,442)

Total Liabilities and Stockholders’ Deficit	98,920	203,438

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
(FORMERLY WOLVERINE EXPLORATION INC.)
Statements of Operations
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2015	2014
	$	$
Expenses

Depreciation	–	330
Foreign exchange loss (gain)	4,627	(7,001)
General and administrative	378,610	264,522
Impairment of mineral rights (Note 3)	201,250	–
Mineral exploration costs	15,105	4,718

Total Expenses	599,592	262,569

Net Loss	(599,592)	(262,569)

Other Income

Loss on settlement of debt (Note 6)	(3,601)	–
Write-off of accounts payable (Note 4)	–	14,549

Total Other Income	(3,601)	14,549

Net Loss	(603,193)	(248,020)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	202,031,278	198,987,991

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
(FORMERLY WOLVERINE EXPLORATION INC.)
Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance, May 31, 2013	151,563,333	151,563	3,581,922	(4,003,157)	(269,672)

Common stock issued for purchase of interest in mineral properties	17,500,000	17,500	183,750	–	201,250

Common stock issued for cash	15,000,000	15,000	135,000	–	150,000

Common stock issued to settle related party debt	10,000,000	10,000	54,000	–	64,000

Capital contribution	–	–	36,000	–	36,000

Net loss for the year	–	–	–	(248,020)	(248,020)

Balance, May 31, 2014	194,063,333	194,063	3,990,672	(4,251,177)	(66,442)

Common stock issued for cash	40,000,995	40,001	212,842	–	252,843

Common stock issued to settle debt	30,100,000	30,100	270,900	–	301,000

Common stock issued to settle related party debt	8,500,000	8,500	76,500	–	85,000

Net loss for the year	–	–	–	(603,193)	(603,193)

Balance, May 31, 2015	272,664,328	272,664	4,550,914	(4,854,370)	(30,792)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
(FORMERLY WOLVERINE EXPLORATION INC.)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2015	2014
	$	$

Operating Activities

Net loss	(603,193)	(248,020)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	–	330
Loss on settlement of debt	3,601	–
Impairment of mineral rights	201,250	–
Write-off of accounts payable	–	(14,549)

Changes in operating assets and liabilities

Amounts receivable	(1,933)	908
Accounts payable	233,990	113,514
Due to related party	8,241	(2,111)
Prepaid expenses	(5,000)	-

Net Cash Used In Operating Activities	(163,044)	(149,928)

Financing Activities

Proceeds from issuance of common stock	252,843	150,000

Net Cash Provided By Financing Activities	252,843	150,000

Increase in Cash	89,799	72

Cash, Beginning of Year	135	63

Cash, End of Year	89,934	135

Non-cash Investing and Financing Activities:
Shares issued pursuant to the acquisition of mineral properties	–	201,250
Shares issued to settle accounts payable	301,000	–
Shares issued to settle related party debt	85,000	64,000
Capital contribution from related party	–	36,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
(FORMERLY WOLVERINE EXPLORATION INC.)
Notes to the Financial Statements
May 31, 2015
(Expressed in U.S. dollars)

1.	Organization

Wolverine Technologies Corp. (formerly Wolverine Exploration Inc.) (the “Company”) was incorporated in the State of Nevada on February 23, 2006. The Company’s prior principal business was the acquisition and exploration of mineral resources. The Company had not determined that its properties contain mineral reserves that were economically recoverable, financing had not yet become available, and commodity prices had not fully recovered. Therefore, management decided to change the focus of the Company from mineral exploration to cyber security. On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”). Refer to Note 10. Enigma is in the business of developing security applications for cyber systems focusing on the mobile smartphone markets. This agreement has not yet closed.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity for an aggregate of $2,500,000 prior to the closing of the Enigma Share Exchange and Royalty Agreement described in Note 10. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. As of May 31, 2015, the Company has a working capital deficiency of $30,792 and has accumulated losses of $4,854,370 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31.

(b)	Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations at May 31, 2015 and 2014.

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

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2015 and 2014, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

On June 11, 2013, the Company issued 17,500,000 shares of common stock with a fair value of $201,250 to acquire 20 mineral claims located in the Cariboo Mining District of British Columbia. During the year ended May 31, 2015, the Company determined that the carrying amount of the mineral claims is not recoverable and exceeds its fair value and, therefore, recognized an impairment of $201,250. During the year ended May 31, 2015, the Company decided to change its focus from mineral exploration to cyber security.

4.	Accounts Payable

During the year ended May 31, 2014, the Company wrote off accounts payable of $14,549 related to debt that is no longer owing.

5.	Related Party Transactions

(a)	During the year ended May 31, 2015, the Company incurred consulting fees of $16,082 (2014 - $nil) to a company controlled by the President of the Company.

(b)	During the year ended May 31, 2015, the Company incurred consulting fees of $16,470 (2014 - $nil) to a Director of the Company.

(c)	During the year ended May 31, 2015, the Company incurred consulting fees of $37,558 (2014 - $33,798) to the former President of the Company.

(d)

During the year ended May 31, 2015, the Company incurred consulting fees of $106,777 (2014 - $112,660) and rent of $10,678 (2014 - $11,266) to a company controlled by the brother of the former President of the Company which is included in general and administrative expenses.

(e)	As at May 31, 2015, the Company owed $11,073 (2014 - $35,468) to the former President of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at May 31, 2015, the Company owes $16,082 (2014 - $18,446) for cash advances received from a company controlled by the brother of the former President of the Company, which is non-interest bearing, unsecured, and due on demand. As at May 31, 2015, an additional amount of $4,969 (2014 - $59,819) is owing to the related company and is included in accounts payable.

(g)

As at May 31, 2015, included in accounts payable is the amount of $nil (2014 - $24) owed to the brother of the former President of the Company, which is non-interest bearing, unsecured and due on demand.

(h)	On September 8, 2014, the Company issued 5,000,000 shares of common stock to settle related party accounts payable of $50,000.

(i)	On April 28, 2015, the Company issued 3,500,000 shares of common stock to settle related party accounts payable of $35,000.

6.	Common Stock

Stock transactions during the year ended May 31, 2015:

(a)	On September 8, 2014, the Company issued 5,000,000 shares of common stock with a fair value of $50,000 to settle related party accounts payable of $50,000.

(b)	On September 29, 2014, the Company issued 1,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $13,449 (Cdn$15,000).

(c)	On April 28, 2015, the Company issued 3,500,000 shares of common stock with a fair value of $35,000 to settle related party accounts payable of $35,000.

(d)	On February 28, 2015, the Company received stock subscriptions for 1,000,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $7,998 (Cdn$10,000).

(a)	On April 28, 2015, the Company issued 30,100,000 shares of common stock with a fair value of $301,000 to settle accounts payable of $297,399, resulting in a loss on settlement of debt of $3,601.

(b)	On May 31, 2015, the Company issued 500,000 shares of common stock pursuant to a private placement at $0.01 per share for proceeds of $5,000.

(c)	On May 31, 2015, the Company issued 35,500,995 shares of common stock pursuant to a private placement at Cdn$0.0075 per share for proceeds of $214,097 (Cdn$266,257).

(d)

During the year ended May 31, 2015, the Company received stock subscriptions for 1,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $12,299 (Cdn$15,000).

Stock transactions during the year ended May 31, 2014:

(a)	On June 11, 2013, the Company issued 17,500,000 shares of common stock with a fair value of $201,250 to acquire mineral claims. Refer to Note 3.

(b)	On September 5, 2013, the Company issued 15,000,000 shares of common stock at $0.01 per share for proceeds of $150,000.

(c)	On September 17, 2013, the Company increased the authorized share capital from 200,000,000 to 500,000,000 shares of common stock with no change in par value.

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

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable, May 31, 2014	5,100,000	$0.05	1.00	$–

Expired	(4,900,000)	$0.05

Outstanding and exercisable, May 31, 2015	200,000	$0.05	1.28	$–

8.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,998 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at May 31, 2015, the Company has not issued a bonus. During the year ended May 31, 2015, the Company recorded consulting fees of $106,777.

9.	Income Taxes

The Company has net operating losses carried forward of $2,943,000 available to offset taxable income in future years which expires beginning in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015	2014
	$	$
Income tax recovery at statutory rate	(205,086)	(84,327)
Valuation allowance change	205,086	84,327
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2015 and 2014, are as follows:

	2015	2014
	$	$
Mineral property costs	484,983	479,848
Net operating losses carried forward	997,571	792,486
Gross deferred income tax assets	1,482,554	1,272,333
Valuation allowance	(1,482,554)	(1,272,333)
Net deferred income tax asset	–	–

10.	Subsequent Event

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”).The Agreement is subject to Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. At August 28, 2015, the agreement has not yet closed.

On July 13, the Company issued 10,906,665 shares of which, 4,906,665 were issued at CDN $0.0075 per share pursuant to a private placement, 3,000,000 shares were issued at CDN $0.01 per share pursuant to a private placement and 3,000,000 shares were issued at US $0.01 per share in settlement of outstanding debt.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2015, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

MaloneBailey LLP, Certified Public Accounting Firm, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2015.

Changes in Internal Control

During the year ended May 31, 2015 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Richard Haderer	President, Chief Executive Officer, Chief	51	April 13, 2015
	Financial Officer and Director

Luke Rich	Vice President, Exploration and Business	49	June 14, 2010
	Development

David Ian Chalk	Director	56	April 13, 2015

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Richard Haderer

Mr. Haderer has worked as a regulatory consultant for Wolverine since February of 2006. Mr. Haderer has been President of PubCo Services Inc. since April 1996. PubCo Services Inc. provides regulatory consulting services to public traded companies. Mr. Haderer has also served as a director and officer of several public traded companies. From November 1989 to April 1996, Mr. Haderer worked as a Listing Analyst with the Alberta Stock Exchange (now the TSX Venture Exchange).

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

Dr. David Chalk

Dr. Chalk is a pioneer in the technology industry having created Doppler Computers and Chalk Media Inc. which was sold to Research in Motion, now Blackberry, in 2009. Dr. Chalk has also received numerous awards for his many innovations in the business and technology worlds. Among his many accolades, Dr. Chalk has received an Honorary Doctorate of Technology from the University of Fraser Valley, Ernst and Young’s Entrepreneur Award also industry leading awards for software development in the mobility, security and education and digital video fields.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2015, 2014 and 2013; and

•	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2015, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Nonqualified	All
						Non-Equity	Deferred	Other
Name				Stock	Option	Incentive Plan	Compensation	Compensati
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	on	Total
Position	Year	($)	($)	($)	($)*	($)	($)	($)	($)

Lee Costerd	2015	$37,558	Nil	Nil	Nil	Nil	Nil	Nil	$33,798
Former Chief	2014	$33,798	Nil	Nil	Nil	Nil	Nil	Nil	$35,813
Executive	2013	$35,813	Nil	Nil	Nil	Nil	Nil	Nil	$36,023
Officer, Chief
Financial Officer
and
Director)

Richard Haderer	2015	$16,082	Nil	Nil	Nil	Nil	Nil	Nil	$16,082

Chief Executive
Officer, Chief
Financial Officer
and
Director)

Stock Options/SAR Grants

During the period from inception (February 23, 2006) to May 31, 2015, we granted 550,000 stock options with an exercise price of $0.14 per share and an expiry date of May 28, 2015 to our executive officer. On September 9, 2011 the exercise price of the stock options was amended to $0.05 per share.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2015 or May 31, 2014 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2015.

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

The following table sets forth, as of August 25, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)

Bruce Costerd	17,500,000	6.2%
55-11020 Williams Road
Richmond, British Columbia V7A 1X8

Name and Address of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)

Paul Andrew Westlund	15,000,000	5.3%
18208 92 Ave
Surrey, BC V4N 3Y8

Richard Haderer	6,030,000	2.1%
103 Huntcroft Place NE
Calgary, Alberta T2K 4E6
Luke Rich
P.O. Box 65	1,125,140	0.4%
Natuashish, NL A0P1A0
David Ian Chalk
20629 86A Ave	700,000	0.2%
Langley, British Columbia V1M 3X3

Directors and Officers as a Group	7,855,140	2.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 25, 2015. As of August 25, 2015, there were 282,070,993 shares of our company’s common stock issued and outstanding.

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

Director Independence

We currently act with three directors, Mr. Richard Haderer, Mr. Luke Rich and Mr. David Chalk. We have determined that we do not have a director that qualifies as an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2015and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended May 31
	2015 ($)	2014 ($)
Audit Fees	USD $13,500	USD $9,500 CDN$4,600
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	USD $13,500	USD $9,500 CDN$4,600

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine Exploration Inc. filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine Exploration Inc., filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.3	Certificate of Amendment of Wolverine Exploration Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

Exhibit
Number	Description
(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference.

10.4	Share Exchange and Royalty Agreement dated April 14, 2015 between Wolverine, Enigma and David Chalk filed as an Exhibit to our 8-K filed on May 7, 2015 and incorporated by reference.

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: August 28, 2015	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: August 28, 2015	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: August 28, 2015	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer,
Chairman and Director
(Principal Executive Officer)

Dated: August 28, 2015	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)

Dated: August 28, 2015	/s/ Luke Rich
Luke Rich
Director

Dated: August 28, 2015	/s/ David Chalk
David Chalk
Director