Form 10-Q
period 2015-08-31
Wolverine Technologies Corp.
filed 2015-10-09
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number 000-53767

WOLVERINE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

355-11020 Williams Road, Richmond, British Columbia, Canada	V7A 1X8
(Address of principal executive offices)	(Zip Code)

778.297.4409
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

282,570,993 common shares issued and outstanding as October 9, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE TECHNOLOGIES CORP.
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	August 31,	May 31,
	2015	2015
	$	$
ASSETS

Current Assets

Cash	13,022	89,934
Amounts receivable	8,805	3,986
Prepaid expenses	–	5,000

Total Assets	21,827	98,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	118,976	102,557
Due to related party (Note 3)	3,043	27,155

Total Liabilities	122,019	129,712

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 282,570,993 and 272,664,328 shares issued and outstanding, respectively	282,571	272,664
Additional paid-in capital	4,616,515	4,550,914
Accumulated deficit	(4,999,278)	(4,854,370)

Total Stockholders’ Deficit	(100,192)	(30,792)

Total Liabilities and Stockholders’ Deficit	21,827	98,920

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2015	2014
	$	$

Expenses

Foreign exchange loss (gain)	2,157	(765)
General and administrative	140,741	47,485
Mineral exploration costs	2,010	–

Total Expenses	144,908	46,720

Net Loss	(144,908)	(46,720)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding, Basic and Diluted	278,033,000	194,063,333

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2015	2014
	$	$
Operating Activities
Net loss	(144,908)	(46,720)
Changes in operating assets and liabilities
Amounts receivable	(4,819)	(1,931)
Accounts payable	46,419	37,111
Accrued liabilities	–	3,380
Due to related parties	(24,112)	8,125
Prepaid expenses	5,000	–
Net Cash Used In Operating Activities	(122,420)	(35)
Financing Activities
Proceeds from issuance of common stock	45,508	–
Net Cash Provided By Financing Activities	45,508	–
Decrease in Cash	(76,912)	(35)
Cash, Beginning of Period	89,934	135
Cash, End of Period	13,022	100
Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	30,000	–
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

Wolverine Technologies Corp. (the “Company”) was incorporated in the State of Nevada on February 23, 2006. The Company’s prior principal business was the acquisition and exploration of mineral resources. The Company had not determined that its properties contain mineral reserves that were economically recoverable, financing had not yet become available, and commodity prices had not fully recovered. Therefore, management decided to change the focus of the Company from mineral exploration to cyber security. On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”). Refer to Note 7. Enigma is in the business of developing security applications for cyber systems focusing on the mobile smartphone markets. This agreement has not yet closed. Effective August 12, 2015, the Company changed its name from Wolverine Exploration Inc. to Wolverine Technologies Corp.

The accompanying financial statements of Wolverine Technologies Corp. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity for an aggregate of $2,500,000 prior to the closing of the Enigma Share Exchange and Royalty Agreement described in Note 8. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. As August 31, 2015, the Company has a working capital deficiency of $100,192 and has accumulated losses of $4,999,278 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)	During the three months ended August 31, 2015, the Company incurred consulting fees of $5,937 (2014 - $nil) to a company controlled by the President of the Company.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)
(b)	During the three months ended August 31, 2015, the Company incurred consulting fees of $31,170 (2014 - $nil) to a Director of the Company.

(c)

During the three months ended August 31, 2014, the Company incurred consulting fees of $29,088 and rent of $2,909 to a company controlled by the brother of the former President of the Company which is included in general and administrative expenses.

(d)	During the three months ended August 31, 2014, the Company incurred consulting fees of $8,311 to the former President of the Company.

(e)	As at August 31, 2015, the Company has an outstanding advance of $1,495 (May 31, 2015 - $nil) made to a company controlled by the President of the Company as a retainer for consulting services.

(f)	As at August 31, 2015, the Company owes $4,538 (May 31, 2015 - $nil) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(g)

As at August 31, 2015, the Company owes $11,594 to a company controlled by the brother of the former President of the Company that is included in accounts payable. As at May 31, 2015, the Company owed $16,082 for cash advances received from this company and $4,969 that was included in accounts payable.

(h)	As at August 31, 2015, the Company owes $nil (May 31, 2015 - $11,073) to the former President of the Company which is non-interest bearing, unsecured, and due on demand.

4.	Common Stock

Stock transactions during the three months ended August 31, 2015:

(a)	On July 2, 2015, the Company issued 3,000,000 shares of common stock with a fair value of $30,000 to settle accounts payable of $30,000.

(b)	On July 13, 2015, the Company issued 4,906,665 shares of common stock pursuant to a private placement at Cdn$0.0075 per share for proceeds of $29,635 (Cdn$36,800).

(c)	On July 13, 2015, the Company issued 1,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $12,021 (Cdn$15,000).

(d)	On August 31, 2015, the Company issued 500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $3,852 (Cdn$5,000).

5.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable as of:
August 31, 2015	200,000	$0.05	1.03	$–
May 31, 2015	200,000	$0.05	1.28	$–

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2015
(Expressed in U.S. dollars)
(unaudited)
6.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,563 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at August 31, 2015, the Company has not issued a bonus. During the three months ended August 31, 2015, the Company recorded consulting fees of $23,723 (Cdn$30,000).

7.	Subsequent Event

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”).The Agreement is subject to Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. At October 15, 2015, the agreement has not yet closed.

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

As used in this quarterly report, the terms "we", "us", "our", the “Company” and "Wolverine" mean Wolverine Technologies Corp., unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006 and is quoted on the OTQB under the symbol WOLV.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $100,192 as of August 31, 2015, we require additional funds of approximately $2,500,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at August 31, 2015 we had cash in the amount of $13,022 and a working capital deficiency in the amount of $100,192. As of August 31, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $2,500,000 for the building of Enigma’s fully secure mobile wireless software application for Apple iOS, Android and Blackberry developed through a full patented language technology with the capability to protect against unauthorized computer intrusion and fraud.

As at August 31, 2015, we had a cash balance of $13,022. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2016.

Corporate Offices

We do not own any real property. Our principal business office is located at #55-11020 Williams Road, Richmond, British Columbia, Canada, V7A 1X8 at a cost of CDN$1,000 per month. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

Results of Operations

Three Months Ended August 31, 2015 and August 31, 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2015 which are included herein.

Three month summary ending August 31, 2015 and August 31, 2014

		Three Months Ended

		August 31, 2015		August 31, 2014
Revenue	$	Nil	$	Nil
Operating Expenses		$144,908		$46,720
Net Loss		$(144,908)		$(46,720)

Expenses

Our operating expenses for the three month periods ended August 31, 2015 and August 31, 2014 are outlined in the table below:

	Three Months Ended
	August 31, 2015	August 31, 2014
Foreign exchange loss (gain)	$2,157	$(765)
General and administrative	$140,741	$47,485
Mineral Exploration Costs	$2,010	$-

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	August 31,	May 31,
	2015	2015
Current assets	$21,827	$98,920
Current liabilities	122,019	129,712
Working capital (deficit)	$(100,192)	$(30,792)

Cash Flows

	Nine Months Ended

	August 31,	August 31, 2014
	2015
Net Cash Used in Operating Activities	$(122,420)	$(35)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	45,508	-
Net increase (decrease) in cash during period	$(76,912)	$(35)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2015, was $122,420 compared to $35 during the three months ended August 31, 2014.

Financing Activities

During the three months ended August 31, 2015, we received $45,508 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $Nil through the issuance of shares/shares subscribed in private placements.

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

As of August 31, 2015, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective .

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 13, 2015, we issued 3,000,000 shares of our common stock pursuant to debt settlement agreements with two (2) individuals. The deemed price of the shares issued was USD $0.01 per share. We have issued all of the shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 13, 2015, we issued 4,906,665 shares of our common stock in a private placement at a purchase price of CDN $0.0075 raising gross proceeds of CDN $36,800. We have issued all of the shares to seven (7) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 13, 2015, we issued 3,000,000 shares of our common stock in a private placement at a purchase price of CDN $0.01 raising gross proceeds of CDN $30,000. We have issued all of the shares to eight (8) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 31, 2015, we issued 500,000 shares of our common stock in a private placement at a purchase price of CDN $0.01 raising gross proceeds of CDN $5,000. We have issued all of the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

Exhibit
Number	Description

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference.

10.4	Share Exchange and Royalty Agreement dated April 14, 2015 between Wolverine, Enigma and David Chalk filed as an Exhibit to our 8-K filed on May 7, 2015 and incorporated by reference.

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: October 9, 2015	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)