Form 10-Q
period 2015-11-30
Wolverine Technologies Corp.
filed 2016-01-13
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

294,870,993 common shares issued and outstanding as January 13, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended November 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE TECHNOLOGIES CORP.
November 30, 2015
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	November 30,	May 31,
	2015	2015
	$	$
ASSETS

Current Assets

Cash	10,507	89,934
Amounts receivable	5,073	3,986
Loans receivable from related party (Note 3)	14,978	–
Prepaid expenses	–	5,000

Total Assets	30,558	98,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	108,983	102,557
Due to related party (Note 3)	2,510	27,155

Total Liabilities	111,493	129,712

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 294,870,993 and 272,664,328 shares issued and outstanding, respectively	294,871	272,664
Additional paid-in capital	4,712,261	4,550,914
Accumulated deficit	(5,088,067)	(4,854,370)

Total Stockholders’ Deficit	(80,935)	(30,792)

Total Liabilities and Stockholders’ Deficit	30,558	98,920

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30	November 30	November 30,	November 30,
	2015	2014	2015	2014
	$	$	$	$
Operating Expenses

Foreign exchange loss	602	20,815	2,759	20,050
General and administrative	85,187	59,331	225,928	106,816
Impairment of mineral rights	–	201,250	–	201,250
Mineral exploration costs	–	–	2,010	–

Total Operating Expenses	85,789	281,396	230,697	328,116

Net Loss Before Other Expenses	(85,789)	(281,396)	(230,697)	(328,116)

Other Expenses

Loss on settlement of debt	(3,000)	–	(3,000)	–

Net Loss	(88,789)	(281,396)	(233,697)	(328,116)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	282,800,501	199,645,751	280,519,154	196,839,289

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2015	2014
	$	$
Operating Activities

Net loss	(233,697)	(328,116)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss on settlement of debt	3,000	–
Impairment of mineral rights	–	201,250

Changes in operating assets and liabilities:

Amounts receivable	(1,087)	(3,638)
Accounts payable	54,426	97,976
Accrued liabilities	–	5,966
Due to related parties	(24,645)	11,430
Prepaid expenses	5,000	–

Net Cash Used In Operating Activities	(197,003)	(15,132)

Investing Activities

Loan to related party	(14,978)	–

Net Cash Used In Investing Activities	(14,978)	–

Financing Activities

Proceeds from issuance of common stock	132,554	15,000

Net Cash Provided By Financing Activities	132,554	15,000

Decrease in Cash	(79,427)	(132)

Cash, Beginning of Period	89,934	135

Cash, End of Period	10,507	3

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	51,000	50,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2015
(Expressed in U.S. dollars)
(unaudited)

1.	Basis of Presentation

Wolverine Technologies Corp. (the “Company”) was incorporated in the State of Nevada on February 23, 2006. The Company’s prior principal business was the acquisition and exploration of mineral resources. The Company had not determined that its properties contain mineral reserves that were economically recoverable, financing had not yet become available, and commodity prices had not fully recovered. Therefore, management decided to change the focus of the Company from mineral exploration to cyber security. On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”). Refer to Note 7(a). Enigma is in the business of developing security applications for cyber systems focusing on the mobile smartphone markets. This agreement has not yet closed. Effective August 12, 2015, the Company changed its name from Wolverine Exploration Inc. to Wolverine Technologies Corp.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity for an aggregate of $2,500,000 prior to the closing of the Enigma Share Exchange and Royalty Agreement described in Note 7. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. As November 30, 2015, the Company has a working capital deficiency of $80,935 and has accumulated losses of $5,088,067 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

	(a)	During the six months ended November 30, 2015, the Company incurred consulting fees of $13,585 (2014 - $nil) to a company controlled by the President of the Company.

	(b)	During the six months ended November 30, 2015, the Company incurred consulting fees of $50,072 (2014 - $nil) to a Director of the Company.

(c)

During the six months ended November 30, 2014, the Company incurred consulting fees of $57,338 and rent of $5,734 to a company controlled by the brother of the former President of the Company which is included in general and administrative expenses.

	(d)	During the six months ended November 30, 2014, the Company incurred consulting fees of $16,082 to the former President of the Company.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2015
(Expressed in U.S. dollars)
(unaudited)

3.	Related Party Transactions (continued)

(e)	As at November 30, 2015, the Company has an outstanding advance of $1,983 (May 31, 2015 - $nil) to a company controlled by the President of the Company as a retainer for consulting services.

(f)	As at November 30, 2015, the Company owes $4,493 (May 31, 2015 - $nil) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(g)

As at November 30 2015, the Company owes $3,765 to a company controlled by the brother of the former President of the Company that is included in accounts payable. As at May 31, 2015, the Company owed $16,082 for cash advances received from this company and $4,969 that was included in accounts payable.

(h)	As at November 30, 2015, the Company owes $nil (May 31, 2015 - $11,073) to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

(i)

During November 2015, the Company advanced as loans a total of $14,978 (Cdn$20,000) to Enigma, a company controlled by a director of the Company and with whom the Company has entered into a Share Exchange and Royalty Agreement. The loans bear interest at 5% per annum commencing December 7, 2015, are unsecured and due on December 7, 2016. Refer to Note 7(b).The loan was advanced in order to assist Enigma in securing its rights to the underlying technology, and thereby allow it to fulfil its obligations to Wolverine.

4.	Common Stock

Stock transactions during the six months ended November 30, 2015:

(a)	On July 2, 2015, the Company issued 3,000,000 shares of common stock with a fair value of $30,000 to settle accounts payable of $30,000.

(b)	On July 13, 2015, the Company issued 4,906,665 shares of common stock pursuant to a private placement at Cdn$0.0075 per share for proceeds of $29,635 (Cdn$36,800).

(c)	On July 13, 2015, the Company issued 1,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $12,021 (Cdn$15,000).

(d)	On August 31, 2015, the Company issued 500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $3,852 (Cdn$5,000).

(e)	On November 2, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $18,000 to settle accounts payable of $15,000 resulting in a loss on the settlement of debt of $3,000.

(f)	On November 30, 2015, the Company issued 300,000 shares of common stock with a fair value of $3,000 to settle accounts payable of $3,000.

(g)	On November 30, 2015, the Company issued 3,000,000 shares of common stock pursuant to a private placement at $0.01 per share for proceeds of $30,000.

(h)	On November 30, 2015, the Company issued 7,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $57,046 (Cdn$75,000).

5.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable:
November 30, 2015	200,000	$0.05	0.78	$–
May 31, 2015	200,000	$0.05	1.28	$–

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2015
(Expressed in U.S. dollars)
(unaudited)

6.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,489 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at November 30, 2015, the Company has not issued a bonus. During the six months ended November 30, 2015, the Company recorded consulting fees of $46,427 (Cdn$60,000).

7.	Subsequent Events

(a)

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”). The Agreement is subject to Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. At January 13, 2016, the agreement has not yet closed.

(b)

On December 7, 2015, the Company received a promissory note from Enigma in exchange for the USD$14,978 it had advanced to Enigma during the six months ended November 30, 2015. Effective that date the note will start to accrue interest from day to day at a rate of 5% per annum. The note is unsecured, however all amounts owing are guaranteed by a director of the Company. The principal sum and accrued interest are due one year after the note was received.

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

Our Current Business

On April 14, 2015 Wolverine entered into a Share Exchange and Royalty Agreement (the “Agreement”) with Dr. David Chalk, hd.Tech (“Chalk”). Under the terms of the Agreement, Wolverine will acquire a 25% interest in ENIGMAMobil Inc.(“Enigma”) from Chalk for the purchase price of USD $3,000,000, to be paid in shares of common stock of Wolverine at a deemed price of USD$0.01 per share (the “Shares”). Wolverine will also receive a 25% royalty of all gross revenue received by Enigma from the sale of licenses of the ENIGMAMobil™ mobile security app. The Agreement is subject to Enigma completing a financing of USD$2,500,000 and Wolverine increasing its authorized capital of common stock to allow for the issuance of the Shares. This agreement has not closed.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $80,935 as of November 30, 2015, we require additional funds of approximately $2,500,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at November 30, 2015 we had cash in the amount of $10,507 and a working capital deficiency in the amount of $80,935. As of November 30, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $2,500,000 for the building of Enigma’s fully secure mobile wireless software application for Apple iOS, Android and Blackberry developed through a full patented language technology with the capability to protect against unauthorized computer intrusion and fraud.

As at November 30, 2015, we had a cash balance of $10,057. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2016.

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

Results of Operations

Three Months Ended November 30, 2015 and November 30, 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2015 which are included herein.

Three month summary ending November 30, 2015 and November 30, 2014

		Three Months Ended

		November 30, 2015		November 30, 2014
Revenue	$	Nil	$	Nil
Operating Expenses		$85,789		$281,396
Net Loss		$(88,789)		$(281,396)

Six Months Ended November 30, 2015 and November 30, 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2015 which are included herein.

Six month summary ending November 30, 2015 and November 30, 2014

		Six Months Ended

		November 30, 2015		November 30, 2014
Revenue	$	Nil	$	Nil
Operating Expenses		$230,697		$328,116
Net Loss		$(233,697)		$(328,116)

Expenses

Our operating expenses for the three month periods ended November 30, 2015 and November 30, 2014 are outlined in the table below:

	Three Months Ended
	November 30, 2015	November 30, 2014
Foreign exchange loss (gain)	$602	$20,815
General and administrative	$85,817	$59,331
Impairment of mineral rights	$-	$201,250

Our operating expenses for the six month periods ended November 30, 2015 and November 30, 2014 are outlined in the table below:

	Six Months Ended
	November 30, 2015	November 30, 2014
Foreign exchange loss (gain)	$2,759	$20,050
General and administrative	$225,928	$106,816
Impairment of mineral rights	$-	$201,250
Mineral Exploration Costs	$2,010	$-

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	November 30,	May 31,
	2015	2015
Current assets	$30,558	$98,920
Current liabilities	111,493	129,712
Working capital (deficit)	$(80,935)	$(30,792)

Cash Flows

	Six Months Ended

	November 30,	November 30,
	2015	2014
Net Cash Used in Operating Activities	$(197,003)	$(15,132)
Net Cash Used in Investing Activities	(14,978)	-
Net Cash Provided by Financing Activities	132,554	15,000
Net increase (decrease) in cash during period	$(79,427)	$(132)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2015, was $197,003 compared to $15,132 during the six months ended November 30, 2014.

Investing Activities

During November 2015, the Company advanced as loans a total of $14,978 (Cdn$20,000) to Enigma, a company controlled by a director of the Company and with whom the Company has entered into a Share Exchange and Royalty Agreement. The loans bear interest at 5% per annum commencing December 7, 2015, are unsecured and due on December 7, 2016. Refer to Note 7(b).The loan was advanced in order to assist Enigma in securing its rights to the underlying technology, and thereby allow it to fulfil its obligations to Wolverine.

Financing Activities

During the six months ended November 30, 2015, we received $132,554 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $15,000 through the issuance of shares/shares subscribed in private placements.

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

As of November 30, 2015, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2015, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 30, 2015, we issued 1,800,000 shares of our common stock pursuant to debt settlement agreements with two (2) individuals. The deemed price of the shares issued was USD $0.01 per share. We have issued all of the shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 30, 2015, we issued 7,500,000 shares of our common stock in a private placement at a purchase price of CDN $0.01 raising gross proceeds of CDN $75,000. We have issued all of the shares to five (5) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 30, 2015, we issued 1,000,000 shares of our common stock in a private placement at a purchase price of USD $0.01 raising gross proceeds of USD $10,000. We have issued all of the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 30, 2015, we issued 2,000,000 shares of our common stock in a private placement at a purchase price of USD $0.01 raising gross proceeds of USD $20,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

Exhibit
Number	Description

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

(10)	Material Contracts

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: January 13, 2016	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)