Form 10-Q
period 2016-02-29
Wolverine Technologies Corp.
filed 2016-04-18
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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
297,070,993 common shares issued and outstanding as April 18, 2016.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended February 29, 2016 and February 28, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE TECHNOLOGIES CORP.
February 29, 2016
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	February 29,	May 31,
	2016	2015
	$	$
ASSETS

Current Assets

Cash	139	89,934
Amounts receivable	4,910	3,986
Loans receivable from related party (Note 3)	14,780	–
Prepaid expenses	–	5,000
Total Assets	19,829	98,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	129,412	102,557
Due to related parties (Note 3)	9,605	27,155
Total Liabilities	139,017	129,712

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 297,070,993 and 272,664,328 shares issued and outstanding, respectively	297,071	272,664
Additional paid-in capital	4,718,756	4,550,914
Accumulated deficit	(5,135,015)	(4,854,370)

Total Stockholders’ Deficit	(119,188)	(30,792)

Total Liabilities and Stockholders’ Deficit	19,829	98,920

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
	$	$	$	$
Operating Expenses

Foreign exchange loss (gain)	508	(21,904)	3,267	(1,854)
General and administrative	46,666	61,328	272,594	168,144
Impairment of mineral rights	–	–	–	201,250
Mineral exploration costs	–	–	2,010	–
Total Operating Expenses	47,174	39,424	277,871	367,540

Net Loss Before Other Expenses	(47,174)	(39,424)	(277,871)	(367,540)

Other Expenses
Interest income	166	–	166	–
Gain (loss) on settlement of debt	60	–	(2,940)	–

Net Loss	(46,948)	(39,424)	(280,645)	(367,540)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	294,871,000	200,563,000	285,286,000	198,067,000

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 29,	February 28,
	2016	2015
	$	$
Operating Activities

Net loss	(280,645)	(367,540)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss on settlement of debt	2,940	–
Impairment of mineral rights	–	201,250

Changes in operating assets and liabilities:

Amounts receivable	(924)	(96)
Accounts payable	77,855	138,613
Accrued liabilities	–	1,136
Due to related parties	(17,550)	13,074
Prepaid expenses	5,000	–
Net Cash Used In Operating Activities	(213,324)	(13,563)

Investing Activities

Investment in related party loans receivable	(14,780)	–
Net Cash Used In Investing Activities	(14,780)	–

Financing Activities

Proceeds from issuance of common stock	138,309	21,447
Net Cash Provided By Financing Activities	138,309	21,447

(Decrease) Increase in Cash	(89,795)	7,884

Cash, Beginning of Period	89,934	135
Cash, End of Period	139	8,019

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	53,940	50,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 29, 2016
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity for an aggregate of $2,500,000 prior to the closing of the Enigma Share Exchange and Royalty Agreement described in Note 7. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. As February 29, 2016, the Company has a working capital deficiency of $119,188 and has accumulated losses of $5,135,015 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)	During the nine months ended February 29, 2016, the Company incurred consulting fees of $20,975 (2015 - $nil) to a company controlled by the President of the Company.

(b)	During the nine months ended February 29, 2016, the Company incurred consulting fees of $52,255 (2015 - $nil) to a Director of the Company.

(c)

During the nine months ended February 28, 2015, the Company incurred consulting fees of $82,653 and rent of $8,265 to a company controlled by the brother of the former President of the Company which is included in general and administrative expenses.

(d)	During the nine months ended February 28, 2015, the Company incurred consulting fees of $23,977 to the former President of the Company.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 29, 2016
(Expressed in U.S. dollars)
(unaudited)

3.	Related Party Transactions (continued)

(e)	As at February 29, 2016, the Company owes of $5,171 (May 31, 2015 - $nil) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(f)	As at February 29, 2016, the Company owes $4,434 (May 31, 2015 - $nil) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(g)

As at February 29, 2016, the Company owes $13,977 to a company controlled by the brother of the former President of the Company that is included in accounts payable. As at May 31, 2015, the Company owed $16,082 for cash advances received from this company included in due to related party.

(h)	As at February 29, 2016, the Company owes $nil (May 31, 2015 - $11,073) to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

(i)

On December 7, 2015, in exchange for prior advances, the Company received a $14,780 (Cdn$20,000) promissory note from Enigma, a company controlled by a director of the Company and with whom the Company has entered into a Share Exchange and Royalty Agreement. Effective that date the note started to accrue interest from day to day at a rate of 5% per annum. The note is unsecured, however all amounts owing are guaranteed by a director of the Company. The principal sum and accrued interest are due one year after the note was received. At February 29, 2016, the Company has accrued interest of $170 (Cdn$230).

4.	Common Stock

Stock transactions during the nine months ended February 29, 2016:

(a)	On July 2, 2015, the Company issued 3,000,000 shares of common stock with a fair value of $30,000 to settle accounts payable of $30,000.

(b)	On July 13, 2015, the Company issued 4,906,665 shares of common stock pursuant to a private placement at Cdn$0.0075 per share for proceeds of $29,635 (Cdn$36,800).

(c)	On July 13, 2015, the Company issued 1,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $12,021 (Cdn$15,000).

(d)	On August 31, 2015, the Company issued 500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $3,852 (Cdn$5,000).

(e)	On November 2, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $18,000 to settle accounts payable of $15,000 resulting in a loss on the settlement of debt of $3,000.

(f)	On November 30, 2015, the Company issued 300,000 shares of common stock with a fair value of $3,000 to settle accounts payable of $3,000.

(g)	On November 30, 2015, the Company issued 3,000,000 shares of common stock pursuant to a private placement at $0.01 per share for proceeds of $30,000.

(h)	On November 30, 2015, the Company issued 7,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $57,046 (Cdn$75,000).

(i)	On February 29, 2016, the Company issued 600,000 shares of common stock with a fair value of $2,940 to settle accounts payable of $3,000 resulting in a gain on the settlement of debt of $60.

(j)

During the three months ended February 29, 2016, the Company received stock subscriptions for 1,600,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $5,755 (Cdn$8,000).

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 29, 2016
(Expressed in U.S. dollars)
(unaudited)

5.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable:
February 29, 2016	200,000	$0.05	0.53	$–
May 31, 2015	200,000	$0.05	1.28	$–

6.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,390 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at February 29, 2016, the Company has not issued a bonus. During the nine months ended February 29, 2016, the Company recorded consulting fees of $68,487 (Cdn$90,000).

7.	Subsequent Events

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”). The Agreement is subject to Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. At April 18, 2016, the agreement has not yet closed.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $119,188 as of February 29, 2016, we require additional funds of approximately $2,500,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 29, 2016 we had cash in the amount of $139 and a working capital deficiency in the amount of $119,188. As of February 29, 2016, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $2,500,000 for the building of Enigma’s fully secure mobile wireless software application for Apple iOS, Android and Blackberry developed through a full patented language technology with the capability to protect against unauthorized computer intrusion and fraud.

As at February 29, 2016, we had a cash balance of $139. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2017.

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

Results of Operations

Three Months Ended February 29, 2016 and February 28, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2016 which are included herein.

Three month summary ending February 29, 2016 and February 28, 2015

		Three Months Ended

		February 29, 2016		February 28, 2015
Revenue	$	Nil	$	Nil
Operating Expenses		$47,174		$39,424
Net Loss		$(46,948)		$(39,424)

Nine Months Ended February 29, 2016 and February 28, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2016 which are included herein.

Nine month summary ending February 29, 2016 and February 28, 2015

		Nine Months Ended

		February 29, 2016		February 28, 2015
Revenue	$	Nil	$	Nil
Operating Expenses		$277,871		$367,540
Net Loss		$(280,645)		$(367,540)

Expenses

Our operating expenses for the three month periods ended February 29, 2016 and February 28, 2015 are outlined in the table below:

	Three Months Ended
	February 29, 2016	February 28, 2015
Foreign exchange loss (gain)	$508	$(21,904)
General and administrative	$46,666	$61,328

Our operating expenses for the nine month periods ended February 29, 2016 and February 28, 2015 are outlined in the table below:

	Nine Months Ended
	February 29, 2016	February 28, 2015
Foreign exchange loss (gain)	$3,267	$(1,854)
General and administrative	$272,594	$168,144
Impairment of mineral rights	$-	$201,250
Mineral Exploration Costs	$2,010	$-

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	February 29,	May 31,
	2016	2015
Current assets	$19,829	$98,920
Current liabilities	139,017	129,712
Working capital (deficit)	$(119,188)	$(30,792)

Cash Flows

	Nine Months Ended

	February 29,	February 28, 2015
	2016
Net Cash Used in Operating Activities	$(213,324)	$(13,563)
Net Cash Used in Investing Activities	(14,780)	-
Net Cash Provided by Financing Activities	138,309	21,447
Net increase (decrease) in cash during period	$(89,795)	$7,884

Operating Activities

Net cash used in operating activities during the nine months ended February 29, 2016, was $213,324 compared to $13,563 during the nine months ended February 28, 2015.

Investing Activities

During the nine months ended February 29, 2016, the Company advanced as loans a total of $14,780 (Cdn$20,000) to Enigma, a company controlled by a director of the Company and with whom the Company has entered into a Share Exchange and Royalty Agreement. The loans bear interest at 5% per annum commencing December 7, 2015, are unsecured and due on December 7, 2016. Refer to Note 7(b).The loan was advanced in order to assist Enigma in securing its rights to the underlying technology, and thereby allow it to fulfil its obligations to Wolverine.

Financing Activities

During the nine months ended February 29, 2016, we received $138,909 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $21,447 through the issuance of shares/shares subscribed in private placements.

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

As of February 29, 2016, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2015, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: April 18, 2016	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)