Form 10-K
period 2016-05-31
Wolverine Technologies Corp.
filed 2016-08-29
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-53767

WOLVERINE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#55-11020-Williams Road, Richmond, British Columbia, Canada	V7A 1X8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	778.297.4409

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [   ]        No [X]

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2015 was $2,870,158 based on a market price of $0.01 (per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

315,170,993 shares of common stock issued & outstanding as of August 29, 2016.

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

As used in this annual report, the terms “we”, “us”, “our company”, “Wolverine”, mean Wolverine Technologies Corp., a Nevada corporation, unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006 and is quoted on the OTC Pink under the symbol WOLV.

Since we began operations in 2006, the Company has been focused primarily on the exploration for and development of base and precious metal properties located in North America. In February, 2007, we acquired a right to earn a 90% interest in approximately 520 claims through a combination of an upfront cash payment of $34,000.00, an upfront share payment of 34,000,000 common shares of Wolverine, and by making exploration expenditure commitments totaling $600,000.00 over three years. From 2007 to the present, we spent approximately US$710,757 to earn our 90% interest in the Cache River Property; Shenin Resources Inc. maintains a 10% carried interest in the project.

We have not yet determined whether the Cache River Property contain mineral reserves that are economically recoverable.

Enigma Mobil Transaction

In the fall of 2013, due to ongoing stagnation in the commodities sector, our management began identifying opportunities to increase shareholder value through merger and acquisition. On September 5, 2013 Wolverine entered into a Letter of Intent with the cyber security corporation ENIGMAMobil Inc. (“Enigma”) to acquire a 25% interest in Enigma for a cash payment of $10,000,000, however the transaction was not completed. On January 22, 2014, we entered into an Amended Letter of Intent with Enigma to acquire a 25% interest in Enigma for the purchase price of $5,000,000 to be paid with $3,000,000 shares of our common stock at a deemed price of $0.01 per share and $2,000,000 in cash. The LOI expired on June 30, 2014.

On April 14, 2015 Wolverine entered into a Share Exchange and Royalty Agreement with Enigma and Dr. David Chalk pursuant to which Wolverine is seeking to acquire from Dr. Chalk 25% of the issued and outstanding securities of Enigma. for the purchase price of USD $3,000,000, to be paid by the issuance of 300,000,000 common shares of Wolverine at a deemed price of USD$0.01 per share. Dr. Chalk is a Director of Enigma.

Enigma is a private corporation incorporated in the Province of Alberta on September 6, 2013. Enigma’s operations are based in Vancouver, British Columbia. Enigma is engaged in the business of developing security applications for cyber systems focusing on the mobile smartphone markets. Under the terms of the Share Exchange and Royalty Agreement, Wolverine will also receive a royalty equal to 25% of gross revenue received by Enigma from the exploitation of Enigma’s planned Enigma™ SECURE mobile security application for the protection against unauthorized computer intrusion and fraud on wireless devices and mobile smartphones.

The closing of the Share Exchange and Royalty Agreement is subject to Enigma completing a financing of USD$2,500,000, and to Wolverine increasing its authorized capital of common stock to allow for the issuance of the 300,000,000 consideration shares. As at the date of this 10-K, neither the contemplated financing nor the authorized capital increase has been completed, and the Share Exchange and Royalty Agreement has not closed. However, if the agreement were to close, based on the number of the Company’s current issued and outstanding shares, Enigma would acquire in excess of 51% of the Company’s voting securities, resulting in Wolverine becoming a majority owned subsidiary of Enigma.

The Enigma™ SECURE application is not yet commercially available and remains in development. The application is built using proprietary, patent protected fifth generation programming language (5GL) and is compatible with Apple iOS, Android and Blackberry operating systems. As of the date of this 10-K, third party testing of the application has been completed and Wolverine anticipates that the application will be available for commercial download within 10 months following completion of the USD$2,500,000 private placement contemplated by the Share Exchange and Royalty Agreement.

The Share Exchange and Royalty Agreement may be terminated if the transaction does not close by December 31, 2016, unless extended by mutual agreement of the parties.

Significant Acquisitions and Dispositions

Eureka Project Claims

On June 11, 2013, we entered into an Agreement with 0969015 B.C. Ltd (“0969015”) to acquire the Eureka Project Claims located in the. Under the terms of the Agreement Wolverine issued 35,000,000 shares of common stock to 0969015 at a fair value of $0.01 per share as full consideration for the acquisition of the Eureka Project Claims.

We have been unable to complete any exploration on the Eureka Project Claims other than a prospecting program conducted in August of 2013. As a result all of the claims have lapsed.

On August 9, 2014 a total of 17,500,000 common shares issued pursuant to the acquisition of the Eureka Project Claims were cancelled.

Cache River Property

On February 28, 2007, we entered into a vend-in agreement with Shenin Resources Inc.(“Shenin”), a private Canadian corporation, for the purchase of a 90% interest 516 mineral claims located in Labrador Canada. The purchase price paid to Shenin was $374,000 satisfied by the issuance of 34,000,000 shares of our common stock at a fair value of $0.01 per share and a note payable of $34,000. Under the terms of the vend-in agreement we are required to incur the following expenditures on the claims: (i) CDN $150,000 on or before March 1, 2008; (ii) CDN $200,000 on or before March 1, 2009, and (iii) CDN $250,000 on or before March 1, 2010; provided that (iv) any excess amount spent in one year may be carried forward and applied towards fulfillment of the expenditure required in the later year. Shenin has also granted our company a first right of refusal to purchase a 90% interest in all further property in Labrador Canada that Shenin may obtain an interest in from time to time.

On May 17, 2007, we acquired six mineral claims which are contiguous to the Shenin Claims for $321 from Richard Haderer, a consultant of Wolverine.

Subsequent to the vend-in agreement, Richard Haderer, a consultant of Wolverine, staked twenty-four (24) additional mineral claims on behalf of Wolverine. The staking costs for these additional claims was Cdn $1,440 and the additional claims are contiguous to the 516 claims acquired pursuant to the vend-in agreement.

On August 27, 2009 we signed an amending agreement with Shenin which waives all of the remaining work commitments required under the vend-in agreement subject to us incurring sufficient exploration expenditures on the claims to keep them in good standing with the Province of Newfoundland and Labrador. From 2007 to the present, we spent approximately US$710,757 to earn our 90% interest in the Cache Creek Property

In March of 2010, as a result of the exploration carried out to date, Wolverine reduced the number of claims by 128 in order to concentrate its exploration efforts on the claims with anomalous mineralization.

In June of 2010, Ed Montague, transferred 37 claims to Wolverine which had been staked on behalf of Wolverine.

We subsequently downsized the consolidated Cache River claims to a single mineral license 013472M comprising 6 claims or 150 hectares.

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on base and precious metals. Our current operational focus is to raise sufficient funds to continue exploration activities on our property in Labrador, Canada, known as the Cache River Property. We expect to review other potential exploration projects from time to time as they are presented to us.

Concurrent with our exploration activities we will continue to evaluate opportunities to diversify our business through merger or acquisition, and to assist Enigma to raise the $2,500,000 in financing required to complete our reverse acquisition pursuant to the Share Exchange and Royalty Agreement.

Our business is conducted by independent contractors which include our officers and directors, among others. As of May 31, 2016 the company had three consultants (PubCo Services Inc. (Richard Haderer), Texada Consulting Inc. (Bruce Costerd), and David Chalk engaged on a non-exclusive, part time basis, and several other IR, administrative, and accounting consultants who are engaged on an intermittent, as needed basis. Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We have to date, and plan to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often unique experience and knowledge that local persons have related to certain properties.

The Company’s objectives for the next twelve months include:

  with respect to the Cache River Property, a program of prospecting, followed by trenching (if warranted) is recommended to field check all remaining IP anomalies prior to outlining additional diamond drill holes;

  Investigation of joint venture opportunities or other financing mechanisms to provide funding for continuing exploration of our mineral properties and for our transaction with Enigma.

We have suffered recurring losses from operations and anticipate generating loses for the foreseeable future. The continuation of our business is dependent upon obtaining further financing, completing a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Mineral Properties

Summary

The Company has one current mineral project known as the Cache River Property. We have not yet determined if the Cache River Property contains mineral reserves that are economically recoverable.

Cache River Property –Labrador, Canada

Technical Report

Wolverine commissioned G Timothy Froude, B.Sc., P. Geo.., a licensed member of the Professional Engineers and Geoscientists of Newfoundland and Labrador to complete a Technical Report on the Cache River Property. The Technical Report, a report compliant with National Instrument 43-101, is dated March 18, 2015 and has been filed on SEDAR at www.sedar.com in conjunction with this Prospectus. The following information concerning the Cache River Property is derived from the Technical Report. The scientific and technical information contained in this 10-K relating to the Cache River Property is supported by the Technical Report, which is subject to certain assumptions, qualifications, and procedures described therein.

Property Description and Location

The Cache River Property is located about 120 kilometres (75 miles) west of Goose Bay, Labrador, a small town of 9,000 people on the Atlantic Coast of northern Canada. It takes approximately one and a half to two hours to drive to the Cache River Property from Goose Bay.

The Cache River Property lie within NTS map sheets 13E/01 and 13F/04 and extends approximately from 53o 11’ 08’’ N latitude and 62o 11’ 56’’ W longitude to 53o 06’ 34’’ N latitude and 61o 57’ 02’’ W longitude.

Goose Bay features an international airport. From there, the Cache River Property can be accessed directly from the Trans-Labrador Highway. The Cache River Property are easily accessible by the Trans-Labrador Highway, which runs through the central portion of the Cache River Property. The Trans-Labrador Highway is a well maintained Provincial Highway with a gravel surface. There are no gas stations between Goose Bay and Churchill Falls, the next major community located 290 kilometres (180 miles) to the west of Goose Bay and 160 kilometres (105 miles) to the west of the Labrador Claims.

Access to the Cache River Property is possible for most of the year given the proximity to Goose Bay and the fact that the highway is well maintained. Airborne geophysical surveys are best performed either in late winter (March-April) or during the summer (June-August). Ground geophysical surveys should be scheduled to avoid freeze-up (November-December) and breakup (late April to early June). Ground geological surveys are best conducted with no snow cover (mid June to mid November).

Figure 1. Cache River Property Location

Description of Claims

The Cache River Property consists of a total of 6 mineral claims held under a single Licence (13472M) as described in Table 1 below. A layout of the claims is shown in Figure 2 below.

Table 1. Summary of the Claims.
Number	# of Claims	NTS	Area	Good to Date
			(hectares)
013472M	6	13F/04	150	05-17-2017

In the Province of Newfoundland and Labrador a mineral claim consists of a 25 hectare square measuring 500 meters per side. A single license can contain from one to 256 claims. The claims are unencumbered and in good standing and there are no third party conditions which affect the claims other than conditions defined by the Province of Newfoundland and Labrador described below. The claims together make up an aggregate area of 2,825 hectares. We have no insurance covering the claims. Management believes that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

Figure 2 Cache River Property Claims Location

There is no assurance that a commercially viable mineral deposit exists on the Cache River Property. Further exploration will be required before an evaluation as to the economic feasibility of the Cache River Property is determined. Our consulting geophysicist has written a report and provided us with recommendations of how we should explore the property. Until management can validate otherwise, the property is without known reserves.

Conditions to Retain Title to the Cache River Property

The claims are currently in good standing with the Department of Natural Resources and no exploration expenditures are required until May 17, 2020. The ten year renewal fee of $50.00 per claim is due on May 17, 2017.

History of Labrador and the Cache River Property

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

Exploration History

In October, 2007 we completed an airborne survey of the Cache River Property. The airborne survey identified 8 conductive targets which warranted ground follow-up.

In the fall of 2009 we carried out geological reconnaissance along with prospecting and sampling on three of our eleven licenses on the Cache River Property. Some, but not all of the known mineralized zones were sampled as this was more of a reconnaissance exercise until a more systematic program is put in place. In addition, to the usual base metal sampling, scintillometer surveys were done on the exposed rock cuts along the highway and selected areas of the southern portions of the three licenses.

Work on the property during June of 2010 consisted of prospecting, sampling and geological reconnaissance on and around electro-magnetic and radiometric anomalies that were identified during the 2007 airborne survey. Earlier sampling on rock cuts along the highway had shown copper and gold values that warranted further exploration.

Continued prospecting during July 2010 on other areas of the property has revealed additional outcrops containing malachite alteration on the western end of the property near anomaly number one.

In August and September 2010 a follow up program of diamond drilling was contracted to an Ontario, Canada, drilling company and a total of 522.5 meters was drilled in 6 holes.

In November and December 2010 an induced polarization (IP) Survey was completed on two grids located on the property. Grid 1 consisted of 19, 1.6 km lines oriented at 360 degrees. 5 of those lines were cut short (1.2 km) due to a large lake that was not completely frozen at the time of the survey and was considered unsafe. A 1.8 km base line oriented at 090 Degrees crossed the centre of the grid. Grid 2 consisted of 13 lines that varied from ~750 m, in the south to 1500 m in the north. The lines were oriented at 090 degrees with a baseline 1.2 km long, oriented at 360 Degrees.

In June of 2011 we conducted a prospecting program which marked the eleven drill locations in the anomalous areas which were identified by the Induced Polarization Survey completed in late 2010.

In the fall of 2011 a follow up program of diamond drilling was contracted to an Ontario, Canada drilling company and a total of 271 meters was drilled in 4 holes.

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

After we acquired the property an airborne survey was completed and several anomalies were detected. Wolverine then engaged a geologist to supervise the prospecting, trenching and drilling program. Prospecting revealed other zones of disseminated mineralization, mainly in rock cuts along the highway which had the best exposure as most of the property is covered by marsh and forested overburden.

Diamond drilling on two airborne anomalous areas revealed disseminated mineralization in four of the six drill holes.

We then conducted an induced polarization (IP) survey on two selected areas that detected 23 anomalous zones. Plans are underway to conduct an additional drill program to test the strongest areas later this spring.

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

Present Condition of the Cache River Property

The mineralization found to date on the Cache River Property consists primarily of copper and gold mineralization in sulphide with associated pyrite (a non-economic sulphide mineral). There are also a number of malachite veins (and malachite stained outcrops).

The country rocks have been identified as meta-sedimentary gneiss. Locally, gabbros and diorites have been identified by surface prospecting.

Based on the mineralization and the known geologic rock types, there appear to be three possible deposit types that could host mineralization within the Cache River Property; 1) porphyry copper-gold in sulphide, 2) volcanogenic (Cu-Pb-Zn) massive sulphide, or 3) magmatic nickel-copper sulphide.

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

VMS deposits are commonly formed by deposition of hot metals into seawater from volcanic vents on the seafloor. The main metals include copper, zinc, lead, gold and silver. Within the Cache River Property there are no mapped volcanic rocks, although the known mineralization has been found within gabbro and diorite.

Magmatic nickel-copper sulphide deposits are hosted in mafic to ultramafic rocks such as gabbro, norite, and troctolite. Other rock types commonly associated with these host rocks are diorites and anorthosites. Within the Cache River Property chalcopyrite mineralization was identified in a gabbro and separately associated with a diorite dyke.

The Cache River Property are almost completely covered by overburden and tree cover. Rock outcrops are best observed along the highway where they have been uncovered.

The climate within the area is typically northern with short hot summers and long cold winters. Winter temperatures can range from -15o C to -35o C and occasionally fall to below -42o C.

There is no equipment, infrastructure or electricity currently on the property.

There have been no previous airborne surveys in this area that are within 35 kilometers (22 miles) of the Cache River Property. The area would have been covered as part of the Federal Government regional airborne magnetic survey, but this survey would not have the sufficient resolution to identify magnetic units less than 1 kilometer in size and could not detect any conductive mineralization.

Geology of the Cache River Property

Geologically the area is mapped as early to late Proterozoic meta-sediments that have been metamorphosed to gneisses. Major gabbroic and anorthositic intrusives have intruded the gneisses several kilometers to the east and local gabbros and diorites occur throughout the area along with several quartz veins. Large tourmaline crystals have also been identified on the property. The area has little outcrop and is covered by overburden, generally sand and gravel. Spruces trees are abundant but are not very tall.

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

Environmental Liabilities

Management is not aware of any environmental liabilities, which may have effect on the Company. The Company intends to fully comply with all environmental regulations.

Recommendations

The work completed to date on the Cache River Property has identified an area that could host significant copper and gold mineralization in a previously unexplored area. A program of prospecting, followed by trenching (if warranted) is recommended to field check all remaining IP anomalies prior to outlining additional diamond drill holes. A budget estimate of $30,000 should suffice to complete the recommended prospecting and assaying of samples as well as a limited trenching program if required. This budget would also cover costs associated with the required site visit. Further diamond drilling will be dependent on results of the recommended work program.

Phase 1 Program Proposed Expenditures	$CDN
Project Management/Staff Costs	3,500
Geologists/technicians (mapping, prospecting compilation, reporting) 8,000	8,000
Geochemistry - Assaying rock (approx. 100 samples)	3,000
Field Costs (transportation, accommodation, fuel, etc.)	3,500
Trenching	8,500
Subtotal:	26,500
Contingency ~ 15%	3,500
Phase 1 Total	30,000

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2016 financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue, has a working capital deficiency, and has incurred operating losses since inception. As a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Stock Option Grants

No stock options were granted during the year ended May 31, 2016.

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

On August 17, 2016 the list of stockholders for our shares of common stock showed 154 registered stockholders and 315,170,993 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2016.

Recent Sales of Unregistered Securities

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

On May 31, 2016, we issued 3,000,000 shares of our common stock in a private placement at a purchase price of USD $0.005 raising gross proceeds of USD $15,000. We have issued all of securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On May 31, 2016, we issued 10,400,000 shares of our common stock in a private placement at a purchase price of CDN $0.005 raising gross proceeds of CDN $52,000. We have issued all of the shares to eight (8) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 31, 2016, we issued 6,900,000 shares of our common stock pursuant to debt settlement agreements with five (5) individuals. The deemed price of the shares issued was USD $0.005 per share. We have issued all of the shares to five (5) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2016 and 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 13 of this annual report.

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

Not accounting for our working capital deficit of $128,999 as of May 31, 2016, we require additional funds of approximately $30,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $2,594 and a working capital deficit in the amount of $128,999 as of May 31, 2016, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $30,000 for the exploration program on the Cache River Property.

As at May 31, 2016, we had a cash balance of $2,594. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do intend to purchase any significant equipment over the twelve months ending May 31, 2017.

Results of Operations for the Years Ended May 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2016 and 2015.

Our operating results for the years ended May 31, 2016 and 2015 are summarized as follows:

	Year Ended
	May 31
	2016	2015
Revenue	$–	$–
Operating Expenses	$(370,250)	$(594,965)
Other Income	(13,237)	(8,228)
Net Loss	$(383,487)	$(603,193)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2016 and 2015 are outlined in the table below:

	Year Ended
	May 31
	2016	2015
General and administrative	$368,240	$378,610
Impairment of mineral rights	$-	$201,250
Mineral exploration costs	$2,010	$15,105
Total expenses	$370,250	$594,965

The decrease in operating expenses for the year ended May 31, 2016, compared to the same period in fiscal 2015, was mainly due to a decrease in mineral exploration costs and impairment of mineral rights.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	May 31,
	2016	2015

Current assets	$33,315	$98,920
Current liabilities	162,314	129,712
Working capital (deficit)	$(128,999)	$(30,792)

Cash Flows

	Year Ended
	May 31
	2016	2015
Net Cash Used in Operating Activities	$(259,774)	$(163,044)
Net Cash Used in investing activities	(15,256)	-
Net Cash Provided by Financing Activities	187,690	252,843
Net increase (decrease) in cash during period	$(87,340)	$89,799

Operating Activities

Net cash used in operating activities during the year ended May 31, 2016 was $259,744 compared to $163,044 for the year ended May 31, 2015.

Investing Activities

Net cash used in investing activities during the year ended May 31, 2016 was $15,256 compared to $Nil for the year ended May 31, 2015. During the year ended May 31, 2016, the Company advanced as loans a total of $15,256 (Cdn$20,000) to Enigma, a company controlled by a director of the Company and with whom the Company has entered into a Share Exchange and Royalty Agreement. The loans bear interest at 5% per annum commencing December 7, 2015, are unsecured and due on December 7, 2016. Refer to Note 7(b).The loan was advanced in order to assist Enigma in securing its rights to the underlying technology, and thereby allow it to fulfil its obligations to Wolverine.

Financing Activities

During the year ended May 31, 2016, we received proceeds of $187,690 from share subscriptions. During the year ended May 31, 2015, we received proceeds of $252,843 from share subscriptions.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company has limited operations and is considered to be in the exploration stage. During the year ended May 31, 2016, the Company has elected to early adopt Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

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
May 31, 2016
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wolverine Technologies Corp.
British Columbia, Canada

We have audited the accompanying balance sheets of Wolverine Technologies Corp. (the “Company”) as of May 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Technologies Corp. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 29, 2016

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2016	2015
	$	$
ASSETS

Current Assets

Cash	2,594	89,934
Accounts receivable	5,465	3,986
Loans receivable from related party (Note 4)	15,256	–
Prepaid expenses	10,000	5,000

Total Assets	33,315	98,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	134,963	102,557
Due to related parties (Note 4)	27,351	27,155

Total Liabilities	162,314	129,712

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 315,170,993 and 272,664,328 shares issued and outstanding, respectively	315,171	272,664
Additional paid-in capital	4,793,687	4,550,914
Accumulated deficit	(5,237,857)	(4,854,370)

Total Stockholders’ Deficit	(128,999)	(30,792)

Total Liabilities and Stockholders’ Deficit	33,315	98,920

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2016	2015
	$	$

Operating Expenses

General and administrative	368,240	378,610
Impairment of mineral rights (Note 3)	–	201,250
Mineral exploration costs	2,010	15,105

Total Operating Expenses	370,250	594,965

Net Loss Before Other Expenses	(370,250)	(594,965)

Other Income (Expenses)

Interest income from related party	358	–
Foreign exchange loss	(4,505)	(4,627)
Loss on settlement of debt	(9,090)	(3,601)

Net Loss	(383,487)	(603,193)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding, Basic and Diluted	288,145,073	202,031,278

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Stockholders’ Deficit
(Expressed in U.S. dollars)
Years Ended May 31, 2016 and 2015

			Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance, May 31, 2014	194,063,333	194,063	3,990,672	(4,251,177)	(66,442)

Common stock issued for cash	40,000,995	40,001	212,842	–	252,843

Common stock issued to settle debt	30,100,000	30,100	270,900	–	301,000

Common stock issued to settle related party debt	8,500,000	8,500	76,500	–	85,000

Net loss for the year	–	–	–	(603,193)	(603,193)

Balance, May 31, 2015	272,664,328	272,664	4,550,914	(4,854,370)	(30,792)

Common stock issued for cash	30,806,665	30,807	156,883	–	187,690

Common stock issued to settle debt	7,100,000	7,100	56,550	–	63,650

Common stock issued to settle related party debt	2,600,000	2,600	15,340	–	17,940

Common stock issued for prepaid services	2,000,000	2,000	14,000	–	16,000

Net loss for the year	–	–	–	(383,487)	(383,487)

Balance, May 31, 2016	315,170,993	315,171	4,793,687	(5,237,857)	(128,999)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2016	2015
	$	$

Operating Activities

Net loss	(383,487)	(603,193)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of prepaid from shares issued for services	6,000	–
Loss on settlement of debt	9,090	3,601
Impairment of mineral rights	–	201,250

Changes in operating assets and liabilities:

Accounts receivable	(1,479)	(1,933)
Accounts payable	90,860	233,990
Accrued liabilities	1,046	–
Accounts payable - related party	13,196	8,241
Prepaid expenses	5,000	(5,000)

Net Cash Used in Operating Activities	(259,774)	(163,044)

Investing Activities

Investment in related party loans receivable	(15,256)	–

Net Cash Used in Investing Activities	(15,256)	–

Financing Activities

Proceeds from issuance of common stock	187,690	252,843

Net Cash Provided by Financing Activities	187,690	252,843

(Decrease) Increase in Cash	(87,340)	89,799

Cash, Beginning of Year	89,934	135

Cash, End of Year	2,594	89,934

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	63,650	301,000
Shares issued to settle related party debt	17,940	85,000
Shares issued for prepaid services	16,000	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2016
(Expressed in U.S. dollars)

1.	Organization

Wolverine Technologies Corp. (the “Company”) was incorporated in the State of Nevada on February 23, 2006. The Company’s prior principal business was the acquisition and exploration of mineral resources. The Company had not determined that its properties contain mineral reserves that were economically recoverable, financing had not yet become available, and commodity prices had not fully recovered. Therefore, management decided to change the focus of the Company from mineral exploration to cyber security. On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”). Refer to Note 9. Enigma is in the business of developing security applications for cyber systems focusing on the mobile smartphone markets. This agreement has not yet closed. Effective August 12, 2015, the Company changed its name from Wolverine Exploration Inc. to Wolverine Technologies Corp.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company and/or Enigma plans to raise financing of debt or equity for an aggregate of $2,500,000 prior to the closing of the Enigma Share Exchange and Royalty Agreement described in Note 9. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. As May 31, 2016, the Company has a working capital deficiency of $128,999 and has accumulated losses of $5,237,857 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2016
(Expressed in U.S. dollars)

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

Equipment is stated at cost and is depreciated over their estimated useful lives on a three-year straight-line basis.

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

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The Company did not have any asset retirement obligations at May 31, 2016 and 2015.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the years ended May 31, 2016.

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2016
(Expressed in U.S. dollars)

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

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

The Company’s financial instruments consist principally of cash, amounts receivable, loans receivable from related party, accounts payable, and amount due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(m)	Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2016 and 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2016
(Expressed in U.S. dollars)

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

4.	Related Party Transactions

(a)	During the year ended May 31, 2016, the Company incurred consulting fees of $28,603 (2015 - $16,082) to a company controlled by the President of the Company.

(b)	During the year ended May 31, 2016, the Company incurred consulting fees of $75,363 (2015 - $16,470) to a Director of the Company.

(c)

During the year ended May 31, 2015, the Company incurred consulting fees of $106,777 and rent of $10,678 to a company controlled by the brother of the former President of the Company which is included in general and administrative expenses.

(d)	During the year ended May 31, 2015, the Company incurred consulting fees of $37,558 to the former President of the Company.

(e)	As at May 31, 2016, the Company owes of $9,120 (May 31, 2015 - $nil) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(f)	As at May 31, 2016, the Company owes $18,231 (May 31, 2015 - $nil) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(g)

As at May 31, 2016, the Company owes $11,094 to a company controlled by the brother of the former President of the Company that is included in accounts payable. As at May 31, 2015, the Company owed $16,082 for cash advances received from this company and $4,969 that was included in accounts payable.

(h)	As at May 31, 2016, the Company owes $nil (May 31, 2015 - $11,073) to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

(i)

On December 7, 2015, in exchange for prior advances, the Company received a $15,256 (Cdn$20,000) promissory note from Enigma, a company controlled by a director of the Company and with whom the Company has entered into a Share Exchange and Royalty Agreement. Effective that date the note started to accrue interest from day to day at a rate of 5% per annum. The note is unsecured, however all amounts owing are guaranteed by a director of the Company. The principal sum and accrued interest are due one year after the note was received. At May 31, 2016, the Company has accrued interest of $368 (Cdn$482).

5.	Common Stock

Stock transactions during the year ended May 31, 2016:

(a)	On July 2, 2015, the Company issued 3,000,000 shares of common stock with a fair value of $30,000 to settle accounts payable of $30,000.

(b)	On July 13, 2015, the Company issued 4,906,665 shares of common stock pursuant to a private placement at Cdn$0.0075 per share for proceeds of $29,635 (Cdn$36,800).

(c)	On July 13, 2015, the Company issued 1,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $12,021 (Cdn$15,000).

(d)	On August 31, 2015, the Company issued 500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $3,852 (Cdn$5,000).

(e)	On November 2, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $18,000 to settle accounts payable of $15,000, resulting in a loss on settlement of debt of $3,000

(f)	On November 30, 2015, the Company issued 300,000 shares of common stock with a fair value of $3,000 to settle accounts payable of $3,000.

(g)	On November 30, 2015, the Company issued 3,000,000 shares of common stock pursuant to a private placement at $0.01 per share for proceeds of $30,000.

(h)	On November 30, 2015, the Company issued 7,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $57,046 (Cdn$75,000).

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2016
(Expressed in U.S. dollars)

(i)

On February 29, 2016, the Company issued 600,000 shares of common stock with a fair value of $2,940 to settle a related party accounts payable of $3,000, resulting in a gain on settlement of debt of $60.

(j)	On April 12, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $10,400 to settle accounts payable of $10,000, resulting in a loss on settlement of debt of $400.

(k)

On April 19, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $16,000 for services to be completed over a four-month period, commencing on the date of issuance. Refer to Note 7.

(l)	On May 26, 2016, the Company issued 300,000 shares of common stock with a fair value of $2,250 to settle accounts payable of $1,500, resulting in a loss on settlement of debt of $750.

(m)

On May 26, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $15,000 to settle a related party accounts payable of $10,000, resulting in a loss on settlement of debt of $5,000.

(n)	On May 31, 2016, the Company issued 10,400,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $40,136 (Cdn$52,000)

(o)	On May 31, 2016, the Company issued 3,000,000 shares of common stock pursuant to a private placement at $0.005 per share for proceeds of $15,000.

Stock transactions during the year ended May 31, 2015:

(a)	On September 8, 2014, the Company issued 5,000,000 shares of common stock with a fair value of $50,000 to settle related party accounts payable of $50,000.

(b)	On September 29, 2014, the Company issued 1,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $13,449 (Cdn$15,000).

(c)	On April 28, 2015, the Company issued 3,500,000 shares of common stock with a fair value of $35,000 to settle related party accounts payable of $35,000.

(d)	On February 28, 2015, the Company received stock subscriptions for 1,000,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $7,998 (Cdn$10,000).

(e)	On April 28, 2015, the Company issued 30,100,000 shares of common stock with a fair value of $301,000 to settle accounts payable of $297,399, resulting in a loss on settlement of debt of $3,601.

(f)	On May 31, 2015, the Company issued 500,000 shares of common stock pursuant to a private placement at $0.01 per share for proceeds of $5,000.

(g)	On May 31, 2015, the Company issued 35,500,995 shares of common stock pursuant to a private placement at Cdn$0.0075 per share for proceeds of $214,097 (Cdn$266,257).

(h)

During the year ended May 31, 2015, the Company received stock subscriptions for 1,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $12,299 (Cdn$15,000).

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2016
(Expressed in U.S. dollars)

6.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable:
May 31, 2016	200,000	$0.05	0.28	$–
May 31, 2015	200,000	$0.05	1.28	$–

7.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,620 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at May 31, 2016, the Company has not issued a bonus. During the year ended May 31, 2016, the Company recorded consulting fees of $95,322 (Cdn$125,000).

On April 19, 2016, the Company entered into an investor relations agreement with a company whereby it agreed to pay 2,000,000 shares of common stock with a fair value of $16,000 for investor relations services to be completed over a four-month period, commencing on the date of the agreement. The 2,000,000 shares were issued on the date of the agreement and was considered a prepaid expense. As at May 31, 2016, $6,000 have been amortized resulting in a prepaid balance of $10,000.

8.	Income Taxes

The Company has net operating losses carried forward of $3,308,800 available to offset taxable income in future years which expires beginning in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2016	2015
	$	$
Income tax recovery at statutory rate	(128,101)	(205,086)
Valuation allowance change	128,101	205,086
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2016 and 2015, are as follows:

	2016	2015
	$	$
Mineral property costs	485,667	484,983
Net operating losses carried forward	1,124,988	997,571
Gross deferred income tax assets	1,610,655	1,482,554
Valuation allowance	(1,610,655)	(1,482,554)
Net deferred income tax asset	–	–

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2016
(Expressed in U.S. dollars)

9.	Subsequent Events

(a)

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee to Texada Consulting Inc. consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”). The Agreement is subject to Wolverine and/or Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. At August 29, 2016, the agreement has not yet closed.

(b)

On April 19, 2016, the Company signed a Share Purchase Agreement with a Director of the Company, whereby the Company will issue, in a private placement, 400,000,000 shares of common stock of the Company in consideration for one-third of the net proceeds that the Director will receive from the sale of the Director’s 15% interest in Decision-Zone Inc. The Agreement is subject to the Company increasing its authorized capital of common stock to allow for the issuance of the shares to the Director. At August 29, 2016, the agreement has not yet closed.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2016using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2016, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

During the year ended May 31, 2016 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Haderer	President, Chief Executive Officer, Chief Financial Officer and Director	52	April 13, 2015
Luke Rich	Vice President, Exploration and Business Development	51	June 14, 2010
David Ian Chalk	Director	57	April 13, 2015

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2016 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11.           Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2016, 2015 and 2014; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2016, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Lee Costerd Former Chief Executive Officer, Chief Financial Officer and Director)	2016 2015 2014	Nil $37,558 $33,798	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil $33,798 $35,813
Richard Haderer Chief Executive Officer, Chief Financial Officer and Director)	2016 2015	$28,603 $16,082	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$28,603 $16,082

Stock Options/SAR Grants

During the period from inception (February 23, 2006) to May 31, 2015, we granted 1,000,000 stock options with an exercise price of $0.14 per share and an expiry date of May 28, 2015 to our executive officer. On September 9, 2011 the exercise price of the stock options was amended to $0.05 per share.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2016 or May 31, 2015 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2016.

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

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 29, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Bruce Costerd 55-11020 Williams Road Richmond, British Columbia V7A 1X8	16,470,000	5.2%
Richard Haderer 103 Huntcroft Place NE Calgary, Alberta T2K 4E6	6,030,000	1.9%
Luke Rich P.O. Box 65 Natuashish, NL A0P1A0	1,125,140	0.4%
David Ian Chalk 20629 86A Ave Langley, British Columbia V1M 3X3	700,000	0.2%
Directors and Officers as a Group	7,855,140	2.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 29, 2016. As of August 29, 2016, there were 315,170,993 shares of our company’s common stock issued and outstanding.

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

Item 14.           Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	2016 ($)	2015 ($)
Audit Fees	$15,000	$15,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,000	$15,500

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

PART IV

Item 15.           Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

Exhibit
Number	Description

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

(10)	Material Contracts

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: August 29, 2016	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: August 29, 2016	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: August 29, 2016	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: August 29, 2016	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Dated: August 29, 2016	/s/ Luke Rich
Luke Rich
Director

Dated: August 29, 2016	/s/ David Chalk
David Chalk
Director