Form 10-Q
period 2016-08-31
Wolverine Technologies Corp.
filed 2016-10-20
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

346,520,993 common shares issued and outstanding as October 20, 2016.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended August 31, 2016 and August 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE TECHNOLOGIES CORP.
August 31, 2016
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	August 31,	May 31,
	2016	2016
	$	$

ASSETS

Current Assets

Cash	1,975	2,594
Tax receivable	6,498	5,097
Accrued interest receivable from related party	560	368
Loans receivable from related party (Note 3)	15,256	15,256
Prepaid expenses	–	10,000

Total Assets	24,289	33,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	165,494	134,963
Due to related parties (Note 3)	29,765	27,351
Loans payable	3,812	–

Total Liabilities	199,071	162,314

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 315,170,993 shares issued and outstanding	315,171	315,171
Subscriptions received	51,943	–
Additional paid-in capital	4,793,687	4,793,687
Accumulated deficit	(5,335,583)	(5,237,857)

Total Stockholders’ Deficit	(174,782)	(128,999)

Total Liabilities and Stockholders’ Deficit	24,289	33,315

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2016	2015
	$	$
Operating Expenses
General and administrative	97,214	140,741
Mineral exploration costs	–	2,010
Total Operating Expenses	97,214	142,751
Net Loss Before Other Expenses	(97,214)	(142,751)
Other Income (Expenses)
Interest income from related party (Note 3h)	192	–
Foreign exchange loss	(704)	(2,157)
Net Loss	(97,726)	(144,908)
Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding	315,170,993	278,033,000

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2016	2015
	$	$
Operating Activities
Net loss	(97,726)	(144,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Tax receivable	(1,593)	(4,819)
Accounts payable	31,577	46,419
Accrued liabilities	(1,046)	–
Accounts payable to related party	2,414	(24,112)
Prepaid expenses	10,000	5,000
Net Cash Used in Operating Activities	(56,374)	(122,420)
Financing Activities
Proceeds from issuance of common stock	–	45,508
Proceeds from common stock subscriptions	51,943	–
Proceeds from loans payable	3,812	–
Net Cash Provided by Financing Activities	55,755	45,508
Decrease in Cash	(619)	(76,912)
Cash, Beginning of Period	2,594	89,934
Cash, End of Period	1,975	13,022
Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	–	30,000
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2016
(Expressed in U.S. dollars)
(unaudited)

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

The accompanying financial statements of Wolverine Technologies Corp. (the “Company”) should read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company and/or Enigma plans to raise financing of debt or equity for an aggregate of $2,500,000 prior to the closing of the Enigma Share Exchange and Royalty Agreement described in Note 7. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. As August 31, 2016, the Company has a working capital deficiency of $174,782 and has accumulated losses of $5,335,583 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)	During the three months ended August 31, 2016, the Company incurred consulting fees of $7,636 (2015 - $5,937) to a company controlled by the President of the Company.

(b)	During the three months ended August 31, 2016, the Company incurred consulting fees of $nil (2015 - $31,170) to a Director of the Company.

(c)

During the three months ended August 31, 2016, the Company incurred consulting fees of $46,058 (2015 - $29,088) and rent of $4,606 (2015 – $2,909) to a company controlled by the brother of the former President of the Company which is included in general and administrative expenses.

(d)	During the three months ended August 31, 2016, the Company incurred consulting fees of $nil (2015 – $8,311) to the former President of the Company.

(e)	As at August 31, 2016, the Company owes of $16,004 (May 31, 2016 - $9,120) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(f)	As at August 31, 2016, the Company owes $13,761 (May 31, 2016 - $18,231) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2016
(Expressed in U.S. dollars)
(unaudited)

(g)	As at August 31, 2016, the Company owes $11,911 (May 31, 2016 - $11,904) to a company controlled by the brother of the former President of the Company that is included in accounts payable.

(h)

On December 7, 2015, in exchange for prior advances, the Company received a $15,256 (Cdn$20,000) promissory note from Enigma, a company controlled by a director of the Company and with whom the Company has entered into a Share Exchange and Royalty Agreement. Effective that date the note started to accrue interest from day to day at a rate of 5% per annum. The note is unsecured, however all amounts owing are guaranteed by a director of the Company. The principal sum and accrued interest are due one year after the note was received. At August 31, 2016, the Company has accrued interest of $560 (Cdn$734) (May 31, 2016 - $368 (Cdn$482)).

4.	Common Stock

Stock transactions during the three months ended August 31, 2016:

(a) During the three months ended August 31, 2016, the Company received cash proceeds of $51,943 relating to a subsequent share issuance. Refer to Note 7.

5.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable:
August 31, 2016	200,000	$0.05	0.02	$–
May 31, 2016	200,000	$0.05	0.28	$–

6.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,620 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at August 31, 2016, the Company has not issued a bonus. During the three months ended August 31, 2016, the Company recorded consulting fees of $23,029 (Cdn$30,000).

7.	Subsequent Events

(a)

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee to Texada Consulting Inc. consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”). The Agreement is subject to Wolverine and/or Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. At October 20, 2016, the agreement has not yet closed.

(b)

On April 19, 2016, the Company signed a Share Purchase Agreement with a Director of the Company, whereby the Company will issue, in a private placement, 400,000,000 shares of common stock of the Company in consideration for one-third of the net proceeds that the Director will receive from the sale of the Director’s 15% interest in Decision-Zone Inc. The Agreement is subject to the Company increasing its authorized capital of common stock to allow for the issuance of the shares to the Director. At October 20, 2016, the agreement has not yet closed.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2016
(Expressed in U.S. dollars)
(unaudited)

(c)

On September 7, 2016, the Company entered into an investor relations agreement whereby it agreed to issue 2,000,000 shares of common stock for investor relations services to be completed over a four-month period, commencing on the date of the agreement. The 2,000,000 shares were issued on September 16, 2016.

(d)	On September 9, 2016, 200,000 outstanding stock options exercisable at $0.05 per share expired without exercise.

(e)	On September 16, 2016, the Company issued 13,750,000 shares to settle debt of $52,760.

(f)	On September 16, 2016, the Company issued 15,600,000 shares for cash proceeds of $63,369, of which $51,943 had been received as at August 31, 2016.

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

On June 11, 2013, we entered into an agreement with 0969015 B.C. Ltd to acquire the Eureka Project Claims located in the Cariboo Mining District of British Columbia. We issued 35,000,000 shares of our common stock to 0969015 B.C. Ltd. at a fair value of $0.01 per share as full consideration for the acquisition of the Eureka Project Claims. On August 9, 2014 a total of 17,500,000 common shares issued pursuant to the acquisition of the Eureka Project Claims were cancelled. We have been unable to complete any exploration on the Eureka Project Claims other than a prospecting program conducted in August of 2013. As a result all of the claims have lapsed.

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

On April 14, 2015 Wolverine entered into a Share Exchange and Royalty Agreement with Enigma. and Dr. David Chalk pursuant to which Wolverine is seeking to acquire from Dr. Chalk 25% of the issued and outstanding securities of Enigma for the purchase price of USD $3,000,000, to be paid by the issuance of 300,000,000 common shares of Wolverine at a deemed price of USD$0.01 per share. Dr. Chalk is a Director of Enigma.

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

The closing of the Share Exchange and Royalty Agreement is subject to Enigma completing a financing of USD$2,500,000, and to Wolverine increasing its authorized capital of common stock to allow for the issuance of the 300,000,000 consideration shares. As at the date of this Prospectus, neither the contemplated financing nor the authorized capital increase has been completed, and the Share Exchange and Royalty Agreement has not closed. However, if the agreement were to close, based on the number of the Company’s current issued and outstanding shares, Enigma would acquire in excess of 51% of the Company’s voting securities, resulting in Wolverine becoming a majority owned subsidiary of Enigma.

The Enigma™ SECURE application is not yet commercially available and remains in development. The application is built using proprietary, patent protected fifth generation programming language (5GL) and is compatible with Apple iOS, Android and Blackberry operating systems. As of the date of this prospectus, third party testing of the application has been completed and Wolverine anticipates that the application will be available for commercial download within 10 months following completion of the USD$2,500,000 private placement contemplated by the Share Exchange and Royalty Agreement.

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

On April 19, 2016, Wolverine entered into a Share Purchase Agreement with our Director, David Chalk, pursuant to which we have agreed to issue in a private placement 400,000,000 shares of our common stock of the in consideration for one-third of the net proceeds that Mr. Chalk may realize from the sale of Mr. Chalk’s 15% equity interest in Decision-Zone Inc., a privately held cyber-security software company based in Ontario, Canada. The Agreement is subject to our Company increasing its authorized capital to allow for the issuance of the consideration shares. At October 17, 2016, the agreement has not yet closed.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $174,782 as of August 31, 2016, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at August 31, 2016 we had cash in the amount of $1,975 and a working capital deficiency in the amount of $174,782. As of August 31, 2016, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $100,000 for the Phase 1exploration program on the Cache River Property.

The work completed to date on the Cache River Property has identified an area that could host significant copper and gold mineralization in a previously unexplored area. A program of prospecting, followed by trenching (if warranted) is recommended to field check all remaining IP anomalies prior to undertaking additional diamond drill holes. A budget estimate of $100,000 should suffice to complete the recommended prospecting and assaying of samples as well as a limited trenching program if required. This budget would also cover costs associated with the required site visit. Further diamond drilling will be dependent on results of the recommended work program.

Phase 1 Program Proposed Expenditures	$	CDN
Project Management/Staff Costs		$7,500
Geologists/technicians (mapping, prospecting compilation, reporting)		$18,000
Geochemistry - Assaying rock/core (approx. 200 samples)		$6,000
Field Costs (transportation, accommodation, fuel, etc.)		$7,500
Trenching		$7,500
Diamond Drilling – 300 meters all inclusive		$42,000
Subtotal:			$88,500
Contingency ~ 15%			$11,500
Phase 1 Total			$100,000

As at August 31, 2016, we had a cash balance of $1,975. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2017.

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

Results of Operations

Three Months Ended August 31, 2016 and August 31, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2016 which are included herein.

Three month summary ending August 31, 2016 and August 31, 2015

		Three Months Ended

		August 31, 2016		August 31, 2015
Revenue	$	Nil	$	Nil
Operating Expenses		$97,214		$142,751
Net Loss		$(97,726)		$(144,908)

Expenses

Our operating expenses for the three month periods ended August 31, 2016 and August 31, 2015 are outlined in the table below:

	Three Months Ended
	August 31, 2016	August 31, 2015
General and administrative	$97,214	$140,741
Mineral exploration costs	$-	$2,010

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	August 31,	May 31,
	2016	2016
Current assets	$24,289	$33,315
Current liabilities	199,071	162,314
Working capital (deficit)	$(174,782)	$(128,999)

Cash Flows

	Three Months Ended

	August 31, 2016	August 31, 2015
Net Cash Used in Operating Activities	$(56,374)	$(122,420)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	55,755	45,508
Net increase (decrease) in cash during period	$(619)	$(76,912)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2016, was $56,374 compared to $122,420 during the three months ended August 31, 2015.

Financing Activities

During the three months ended August 31, 2016, we received $55,755 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $45,508 through the issuance of shares/shares subscribed in private placements.

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

As of August 31, 2016, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2016, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2016, we issued 14,100,000 shares of our common stock in a private placement at a purchase price of CDN $0.005 raising gross proceeds of CDN $70,500. We have issued all of the shares to eleven (11) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 16, 2016, we issued 2,500,000 shares of our common stock in a private placement at a purchase price of USD $0.005 raising gross proceeds of USD $12,500. We have issued all of securities to three (3) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On September 16, 2016, we issued 12,150,000 shares of our common stock pursuant to debt settlement agreements with thirteen (13) individuals. The deemed price of the shares issued was CDN $0.005 per share. We have issued all of the shares to thirteen (13) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 16, 2016, we issued 2,000,000 shares of our common stock pursuant to a debt settlement agreement with one (1) individual. The deemed price of the shares issued was USD $0.005 per share. We have issued all of the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 16, 2016, we issued 600,000 shares of our common stock pursuant to a debt settlement agreement at a deemed price of $0.005 USD per share. We have issued all of the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference.

10.5	Share Purchase Agreement dated April 19, 2016 between Wolverine and Dr. David Chalk filed as an exhibit to our 8-K filed on April 19, 2016 and incorporated herein by reference.

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: October 20, 2016	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)