Form 10-Q
period 2017-02-28
Wolverine Technologies Corp.
filed 2017-04-21
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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
 347,020,993 common shares issued and outstanding as April 21, 2017.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended February 28, 2017 and February 29, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

WOLVERINE TECHNOLOGIES CORP.
February 28, 2017
(Expressed in U.S. dollars)
(unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	February 28,	May 31,
	2017	2016
	$	$
ASSETS

Current Assets

Cash	5	2,594
Accounts receivable	4,632	5,097
Accrued interest receivable	–	368
Loans receivable from related party (Note 3e)	–	15,256
Prepaid expenses	–	10,000
Total Assets	4,637	33,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	194,158	134,963
Due to related parties (Note 3)	42,278	27,351
Total Liabilities	236,436	162,314

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 346,520,993 and 315,170,993 shares issued and outstanding, respectively	346,521	315,171
Subscriptions received	17,628	–
Additional paid-in capital	4,882,331	4,793,687
Accumulated deficit	(5,478,279)	(5,237,857)
Total Stockholders’ Deficit	(231,799)	(128,999)
Total Liabilities and Stockholders’ Deficit	4,637	33,315

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
	$	$	$	$

Operating Expenses

General and administrative	57,826	46,666	228,207	272,594
Write-off of interest and loans receivables (Note 3e)	15,993	–	15,993	–
Mineral exploration costs	–	–	–	2,010

Total Operating Expenses	73,819	46,666	244,200	274,604

Net Loss Before Other Expenses	(73,819)	(46,666)	(244,200)	(274,604)

Other Income (Expenses)

Interest income (Note 3e)	191	166	570	166
Foreign exchange loss	(613)	(508)	(409)	(3,267)
Gain (loss) on settlement of debt	–	60	3,617	(2,940)

Net Loss	(74,241)	(46,948)	(240,422)	(280,645)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	346,520,993	294,871,000	334,118,795	285,286,000

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 29,
	2017	2016
	$	$
Operating Activities

Net loss	(240,422)	(280,645)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid from shares issued for services	17,000	–
(Gain) loss on settlement of debt	(3,617)	2,940
Write-off of interest and loans receivable	15,993	–

Changes in operating assets and liabilities:

Accounts receivable	–	(924)
Accounts payable	114,134	77,855
Accounts payable to related party	13,230	(17,550)
Prepaid expenses	–	5,000
Net Cash Used in Operating Activities	(83,682)	(213,324)

Investing Activities

Investment in related party loans receivable	–	(14,780)
Net Cash Provided by (Used in) Investing Activities	–	(14,780)

Financing Activities

Proceeds from issuance of common stock	63,369	138,309
Proceeds from common stock subscriptions	17,628	–
Net Cash Provided by Financing Activities	80,997	138,309

Effect of foreign currency on cash	96
Decrease in Cash	(2,589)	(89,795)
Cash, Beginning of Period	2,594	89,934
Cash, End of Period	5	139

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	35,625	53,940
Shares issued to settle related party debt	14,000	–
Expenses paid by related party	15,697
Shares issued for prepaid services	7,000	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 28, 2017
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company and/or Enigma plans to raise financing of debt or equity for an aggregate of $2,500,000 prior to the closing of the Enigma Share Exchange and Royalty Agreement described in Note 7. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. As February 28, 2017, the Company has a working capital deficiency of $231,799 and has accumulated losses of $5,478,279 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)	During the nine months ended February 28, 2017, the Company incurred consulting fees of $22,613 (2016 - $20,975) to a company controlled by the President of the Company.

(b)	During the nine months ended February 28, 2017, the Company incurred consulting fees of $22,466 (2016 - $52,255) to a Director of the Company.

(c)

As at February 28, 2017, the Company owes $15,697 (May 31, 2016 - $9,120) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand. This amount represents expenses paid by the related party on behalf of the Company.

(d)	As at February 28, 2017, the Company owes $26,581 (May 31, 2016 - $18,231) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 28, 2017
(Expressed in U.S. dollars)
(unaudited)

3.	Related Party Transactions (continued)

(e)

On December 7, 2015, in exchange for prior advances, the Company received a $15,060 (Cdn$20,000) promissory note from Enigma, a company controlled by a director of the Company and with whom the Company has entered into a Share Exchange and Royalty Agreement. Effective that date the note started to accrue interest from day to day at a rate of 5% per annum. The note is unsecured, however all amounts owing are guaranteed by a director of the Company. The principal sum and accrued interest are due one year after the note was received. At February 28, 2017, the loan was in default and the Company wrote-off accrued interest of $933 (Cdn$1,239) and the principal amount of $15,060 (Cdn$20,000).

4.	Common Stock

Stock transactions during the nine months ended February 28, 2017:

(a)	On September 16, 2016, the Company issued 13,100,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $50,869 (Cdn$65,500).

(b)	On September 16, 2016, the Company issued 2,500,000 shares of common stock pursuant to a private placement at $0.005 per share for proceeds of $12,500.

(c)	On September 16, 2016, the Company issued 9,750,000 shares of common stock with a fair value of $35,625 to settle accounts payable of $37,994, resulting in a gain on settlement of debt of $2,369.

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

(f)	During the nine months ended February 28, 2017, the Company received cash proceeds of $17,628 (Cdn$21,000) relating to a subsequent issuance of 4,700,000 shares of common stock.

5.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

A summary of the Company’s stock option activity is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable:
February 28, 2017	–	–	–	$–
May 31, 2016	200,000	$0.05	0.28	$–

On September 9, 2016, 200,000 outstanding stock options exercisable at $0.05 per share expired without exercise.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 28, 2017
(Expressed in U.S. dollars)
(unaudited)

6.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,530 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at February 28, 2017, the Company has not issued a bonus. During the nine months ended February 28, 2017, the Company recorded consulting fees of $68,388 (Cdn$90,000).

On September 7, 2016, the Company entered into an investor relations agreement with a company whereby it agreed to pay 2,000,000 shares of common stock with a fair value of $7,000 for investor relations services to be completed over a four-month period, commencing on the date of the agreement. The 2,000,000 shares were issued on September 16, 2016 and was considered a prepaid expense. As at February 28, 2017, the amount has been fully amortized resulting in a prepaid balance of $nil.

7.	Subsequent Events

(a)

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee to Texada Consulting Inc. consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”). The Agreement is subject to Wolverine and/or Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. At April 21, 2017, the agreement has not yet closed.

(b)

On April 19, 2016, the Company signed a Share Purchase Agreement with a Director of the Company, whereby the Company will issue, in a private placement, 400,000,000 shares of common stock of the Company in consideration for one-third of the net proceeds that the Director will receive from the sale of the Director’s 15% interest in Decision-Zone Inc. The Agreement is subject to the Company increasing its authorized capital of common stock to allow for the issuance of the shares to the Director. At April 21, 2017, the agreement has not yet closed.

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

On April 19, 2016, Wolverine entered into a Share Purchase Agreement with our Director, David Chalk, pursuant to which we have agreed to issue in a private placement 400,000,000 shares of our common stock of the in consideration for one-third of the net proceeds that Mr. Chalk may realize from the sale of Mr. Chalk’s 15% equity interest in Decision-Zone Inc., a privately held cyber-security software company based in Ontario, Canada. The Agreement is subject to our Company increasing its authorized capital to allow for the issuance of the consideration shares. At April 21, 2017, the agreement has not yet closed.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $231,799 as of February 28, 2017, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 28, 2017 we had cash in the amount of $5 and a working capital deficiency in the amount of $231,799. As of February 28, 2017, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at February 28, 2017, we had a cash balance of $5. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2018.

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

Results of Operations

Three Months Ended February 28, 2017 and February 29, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2017 which are included herein.

Three month summary ending February 28, 2017 and February 29, 2016

		Three Months Ended

		February 28, 2017		February 29, 2016
Revenue	$	Nil	$	Nil
Operating Expenses		$73,819		$46,666
Net Loss		$(74,721)		$(46,948)

Nine Months Ended February 28, 2017 and February 29, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2017 which are included herein.

Nine month summary ending February 28, 2017 and February 29, 2016

		Nine Months Ended

		February 28, 2017		February 29, 2016
Revenue	$	Nil	$	Nil
Operating Expenses		$244,200		$274,604
Net Loss		$(240,422)		$(280,645)

Expenses

Our operating expenses for the three month periods ended February 28, 2017 and February 29, 2016 are outlined in the table below:

	Three Months Ended

	February 28, 2017	February 29, 2016
General and administrative	$57,826	$46,666
Write-off of interest and loan receivables	$15,993	$-
Mineral exploration costs	$-	$-

Our operating expenses for the nine month periods ended February 28, 2017 and February 29, 2016 are outlined in the table below:

	Nine Months Ended

	February 28, 2017	February 29, 2016
General and administrative	$228,207	$272,594
Write-off of interest and loan receivables	$15,993	$-
Mineral exploration costs	$-	$2,010

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	February 28,	May 31,
	2017	2016
Current assets	$4,637	$33,315
Current liabilities	236,436	162,314
Working capital (deficit)	$(231,799)	$(128,999)

Cash Flows

	Nine Months Ended

	February 28,	February 29,
	2017	2016
Net Cash Used in Operating Activities	$(83,682)	$(213,324)
Net Cash Used in Investing Activities	-	(14,780)
Net Cash Provided by Financing Activities	80,997	138,309
Net increase (decrease) in cash during period	$(2,589)	$(89,795)

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2017, was $83,682 compared to $213,324 during the nine months ended February 29, 2016.

Financing Activities

During the nine months ended February 28, 2017, we received $80,997 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $138,309 through the issuance of shares/shares subscribed in private placements.

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

As of February 28, 2017, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2016, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: April 21, 2017	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)