Form 10-K
period 2017-05-31
Wolverine Technologies Corp.
filed 2017-10-05
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Yes[X]   No [  ]

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2016 was $2,019,995 based on a market price of $0.006 (per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

346,520,993 shares of common stock issued & outstanding as of October 4, 2017.

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

Since we began operations in 2006, the Company has been focused primarily on the exploration for and development of base and precious metal properties located in North America. In February, 2007, we acquired a right to earn a 90% interest in approximately 520 claims through a combination of an upfront cash payment of $34,000, an upfront share payment of 34,000,000 common shares of Wolverine, and by making exploration expenditure commitments totaling $600,000 over three years. From 2007 to the present, we spent approximately US$710,757 to earn our 90% interest in the Cache River Property; Shenin Resources Inc. maintains a 10% carried interest in the project.

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

The closing of the Share Exchange and Royalty Agreement is subject to Enigma completing a financing of USD$2,500,000, and to Wolverine increasing its authorized capital of common stock to allow for the issuance of the 300,000,000 consideration shares. As at the date of this 10-K, neither the contemplated financing nor the authorized capital increase has been completed, and the Share Exchange and Royalty Agreement has not closed. However, if the agreement were to close, based on the number of the Company’s current issued and outstanding shares, Enigma would acquire 46% of the Company’s voting securities.

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

The Share Exchange and Royalty Agreement may be terminated if the transaction does not close by December 31, 2017, unless extended by mutual agreement of the parties.

Significant Acquisitions and Dispositions

Cache River Property

The Cache River property is located on NTS Map Sheet 13F/04 in the Electoral District of Lake Melville in south central Labrador, Canada, approximately 120 road kilometers west of the community of Happy Valley-Goose Bay, the regional hub and business center. The 90% owned Cache River property was originally acquired by Wolverine Exploration in 2007 through a combination of optioning third party claims and by staking. The property, which originally consisted of 522 claims, was downsized in 2012 to a single mineral license 013472M comprising 6 claims or 150 hectares. The property is in currently in good standing and additional exploration expenditures of $392.96 are required to be incurred on or before May 17, 2020. The next assessment report on the property is due July 16, 2018 and a renewal fee of $300.00 is due May 17, 2022.

We are not currently conducting any exploration on the Cache River Property.

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

On April 19, 2016, Wolverine entered into a Share Purchase Agreement with our Director, David Chalk, pursuant to which we have agreed to issue in a private placement 400,000,000 shares of our common stock in consideration for one-third of the net proceeds that Mr. Chalk may realize from the sale of Mr. Chalk’s 15% equity interest in Decision-Zone Inc., a privately held cyber-security software company based in Ontario, Canada. The Agreement is subject to our Company increasing its authorized capital to allow for the issuance of the consideration shares. As of the date of this filing, the agreement has not yet closed.

Our business is conducted by independent contractors which include our officers and directors, among others. As of May 31, 2017, the company had three consultants (PubCo Services Inc. (Richard Haderer), Texada Consulting Inc. (Bruce Costerd), and David Chalk engaged on a non-exclusive, part time basis, and several other IR, administrative, and accounting consultants who are engaged on an intermittent, as needed basis. Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We have to date, and plan to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often unique experience and knowledge that local persons have related to certain properties.

The Company’s objectives for the next twelve months include:

•

with respect to the Cache River Property, a program of prospecting, followed by trenching (if warranted) is recommended to field check all remaining IP anomalies prior to outlining additional diamond drill holes;

•	Investigation of joint venture opportunities or other financing mechanisms to provide funding for continuing exploration of our mineral properties and for our transaction with Enigma.

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

Table 1. Summary of the Claims.
Number	# of Claims	NTS	Area	Good to Date
			(hectares)
013472M	6	13F/04	150	05-17-2020

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

Conditions to Retain Title to the Cache River Property

The claims are currently in good standing with the Department of Natural Resources and no exploration expenditures are required until May 17, 2020. The fifteen year renewal fee of $50 per claim is due on May 17, 2020.

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

Recommendations

The work completed to date on the Cache River property has identified an area that could host significant copper and gold mineralization in a previously unexplored area. A program of prospecting, followed by trenching (if warranted) is recommended to field check all remaining IP anomalies prior to outlining additional diamond drill holes. Drill holes will be prioritized based on the results of the ground surveys noted above. A proposed $100,000 program is recommended to complete the entire program including 300 meters of diamond drilling

Phase 1 Program Proposed Expenditures	$	CDN
Project Management/Staff Costs		$7,500
Geologists/technicians (mapping, prospecting compilation, reporting)		$18,000
Geochemistry - Assaying rock/core (approx. 200 samples)		$6,000
Field Costs (transportation, accommodation, fuel, etc.)		$7,500
Trenching		$7,500
Diamond Drilling – 300 meters all inclusive		$42,000
Subtotal:			$88,500
Contingency ~ 13%			$11,500
Phase 1 Total			$100,000

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

We are not currently conducting any exploration and are in the initial stages of exploration of the Labrador Claims, and thus has no way to evaluate the likelihood whether our company will be able to operate our business successfully. Our Company was incorporated on February 23, 2006 and to date we have been involved primarily in organizational activities, obtaining financing and preliminary exploration of the Labrador Claims. We have not earned any revenues and we have never achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that our company plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that its business will prove successful, and we can provide no assurance to investors that our company will generate any operating revenues or ever achieve profitable operations. If our company is unsuccessful in addressing these risks its business will likely fail and you will lose your entire investment in this offering.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2017 financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue, has a working capital deficiency, and has incurred operating losses since inception. As a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Stockholders of Our Common Shares

As of the date of this annual report, we have 172 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2017.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 28, 2010 our directors approved the adoption of our 2010 Stock Plan which permits our company to issue up to 5,147,250 shares of our common stock, and 5,147,250 options to acquire shares of common stock, to directors, officers, employees and consultants of our company upon the grant of stock or the exercise of stock options granted under the 2010 Plan. All of the stock options granted under the 2010 Stock Plan have expired unexercised.

Transfer Agent

Our common shares are issued in registered form. Empire Stock Transfer, Inc. Telephone: (702) 818-5898; Facsimile: (702) 974-1444 is the registrar and transfer agent for our common shares.

On September 20, 2017 the list of stockholders for our shares of common stock showed 172 registered stockholders and 346,520,993 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2017.

Recent Sales of Unregistered Securities

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Wolverine did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2017.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2017 and 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 13 of this annual report.

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

Not accounting for our working capital deficit of $278,629 as of May 31, 2017, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2017. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $47 and a working capital deficit in the amount of $278,629 as of May 31, 2017, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $100,000 for the exploration program on the Cache River Property.

As at May 31, 2017, we had a cash balance of $47. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2018.

Results of Operations for the Years Ended May 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2017 and 2016.

Our operating results for the years ended May 31, 2017 and 2016 are summarized as follows:

	Year Ended
	May 31
	2017	2016
Revenue	$–	$–
Operating Expenses	$(286,164)	$(370,250)
Other income (expenses)	$(10,258)	$(13,237)
Net Loss	$(296,422)	$(383,487)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2017 and 2016 are outlined in the table below:

	Year Ended
	May 31
	2017	2016
General and administrative	$286,164	$368,240
Mineral exploration costs	$-	$2,010
Total expenses	$286,164	$370,250

The decrease in operating expenses for the year ended May 31, 2017 of $82,076, compared to the same period in fiscal 2016, was mainly due to a decrease in consulting fees from $264,553 in fiscal 2016 to $201,306 in fiscal 2017, and a decrease in transfer agent and filing fees from $31,514 in fiscal 2016 as compared to $4,907 in fiscal 2017.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	May 31,
	2017	2016

Current assets	$1,780	$33,315
Current liabilities	280,409	162,314
Working capital (deficit)	$(278,629)	$(128,999)

Cash Flows

	Year Ended
	May 31
	2017	2016
Net Cash Used in Operating Activities	$(137,910)	$(259,774)
Net Cash Provided by (Used in) investing activities	-	(15,256)
Net Cash Provided by Financing Activities	112,535	187,690
Net increase (decrease) in cash during period	$(2,547)	$(87,340)

Operating Activities

Net cash used in operating activities during the year ended May 31, 2017 was $137,910 compared to $259,774 for the year ended May 31, 2016. The additional cash used is primarily due to increase of $130,682 in accounts payable.

Investing Activities

Net cash provided by investing activities during the year ended May 31, 2017 was $Nil compared to net cash used in investing activities of $15,526 for the year ended May 31, 2016. On December 7, 2015, in exchange for prior advances, the Company received a $15,060 (Cdn$20,000) promissory note from Enigma, a company controlled by a director of the Company and with whom the Company has entered into a Share Exchange and Royalty Agreement. Effective that date the note started to accrue interest from day to day at a rate of 5% per annum. The note is unsecured, however all amounts owing are guaranteed by a director of the Company. The principal sum and accrued interest are due one year after the note was received. At May 31, 2017, the loan was in default and the Company wrote-off accrued interest of $933 (Cdn$1,239) and the principal amount of $15,060 (Cdn$20,000).

Financing Activities

During the year ended May 31, 2017, we received proceeds of $112,535 from share subscriptions, advances from shareholders and due to related party. During the year ended May 31, 2016, we received proceeds of $187,690 from share subscriptions.

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

WOLVERINE TECHNOLOGIES CORP.
May 31, 2017
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wolverine Technologies Corp.
British Columbia, Canada

We have audited the accompanying balance sheets of Wolverine Technologies, Corp. (the “Company”) as of May 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Technologies Corp. as of May 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

October 4, 2017

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2017	2016
	$	$

ASSETS

Current Assets

Cash	47	2,594
Other receivable	1,733	5,465
Loans receivable from related party (Note 3e)	–	15,256
Prepaid expenses	–	10,000

Total Assets	1,780	33,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	205,436	129,712
Advances from shareholder (Note 3)	15,950	5,251
Short term debt – related parties (Note 3)	59,023	27,351

Total Liabilities	280,409	162,314

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 346,520,993 and 315,170,993 shares issued and outstanding at May 31, 2017 and 2016, respectively	346,521	315,171
Subscriptions received	26,798	–
Additional paid-in capital	4,882,331	4,793,687
Accumulated deficit	(5,534,279)	(5,237,857)

Total Stockholders’ Deficit	(278,629)	(128,999)

Total Liabilities and Stockholders’ Deficit	1,780	33,315

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2017	2016
	$	$
Operating Expenses
General and administrative	286,164	368,240
Mineral exploration costs	–	2,010
Total Operating Expenses	286,164	370,250
Net Loss Before Other Expenses	(286,164)	(370,250)
Other Income (Expenses)
Interest income (Note 3e)	570	358
Foreign exchange gain (loss)	1,548	(4,505)
Gain (loss) on settlement of debt	3,617	(9,090)
Write-off of interest and loans receivables (Note 3e)	(15,993)	–
Total Other Income (Expenses)	(10,258)	(13,237)
Net Loss	(296,422)	(383,487)
Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding, Basic and Diluted	337,244,829	288,145,073

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
Statements of Changes in Stockholders’ Deficit
For the years ended May 31, 2017 and 2016
(Expressed in U.S. dollars)

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2015	272,664,328	272,664	–	4,550,914	(4,854,370)	(30,792)
Common stock issued for cash	30,806,665	30,807	–	156,883	–	187,690
Common stock issued to settle debt	7,100,000	7,100	–	56,550	–	63,650
Common stock issued to settle related party debt	2,600,000	2,600	–	15,340	–	17,940
Common stock issued for prepaid services	2,000,000	2,000	–	14,000	–	16,000
Net loss for the year	–	–	–	–	(383,487)	(383,487)
Balance, May 31, 2016	315,170,993	315,171	–	4,793,687	(5,237,857)	(128,999)
Common stock issued for cash	15,600,000	15,600	–	47,769	–	63,369
Common stock subscribed for cash	–	–	26,798	–	–	26,798
Common stock issued to settle debt	11,750,000	11,750	–	30,875	–	42,625
Common stock issued to settle related party debt	2,000,000	2,000	–	5,000	–	7,000
Common stock issued for services	2,000,000	2,000	–	5,000	–	7,000
Net loss for the year	–	–	–	–	(296,422)	(296,422)
Balance, May 31, 2017	346,520,993	346,521	26,798	4,882,331	(5,534,279)	(278,629)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2017	2016
	$	$

Operating Activities
Net loss	(296,422)	(383,487)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	7,000	6,000
(Gain) loss on settlement of debt	(3,617)	9,090
Write-off of interest and loans receivable	15,993	–
Bad debt expense	2,815	–
Changes in operating assets and liabilities:
Accounts receivable	–	(1,479)
Prepaid expenses	10,000	5,000
Accounts payable	130,682	85,609
Accrued liabilities	–	1,046
Accounts payable – related party	(4,401)	–
Net Cash Used in Operating Activities	(137,950)	(259,774)
Investing Activities
Investment in related party loans receivable	–	(15,256)
Net Cash Provided by (Used in) Investing Activities	–	(15,256)
Financing Activities
Proceeds from issuance of common stock	63,369	187,690
Proceeds from common stock subscriptions	26,798	–
Advances from shareholder	7,120	5,251
Due to related parties	15,248	13,196
Net Cash Provided by Financing Activities	112,535	187,690

Effect of foreign currency on cash	22,868	–

Decrease in Cash	(2,547)	(87,340)
Cash, Beginning of Year	2,594	89,934
Cash, End of Year	47	2,594

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	42,625	63,650
Shares issued to settle related party debt	7,000	17,940
Shares issued for prepaid services	–	16,000
Payments made by shareholders on behalf of company	13,967	–
Supplemental Disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2017
(Expressed in U.S. dollars)

1.	Organization

Wolverine Technologies Corp. (the “Company”) was incorporated in the State of Nevada on February 23, 2006. The Company’s prior principal business was the acquisition and exploration of mineral resources. The Company had not determined that its properties contain mineral reserves that were economically recoverable, financing had not yet become available, and commodity prices had not fully recovered. Therefore, management decided to change the focus of the Company to include cyber security. Effective August 12, 2015, the Company changed its name from Wolverine Exploration Inc. to Wolverine Technologies Corp.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company and/or Enigma plans to raise financing of debt or equity for an aggregate of $2,500,000 prior to the closing of the Enigma Share Exchange and Royalty Agreement described in Note 8. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. As May 31, 2017, the Company has a working capital deficiency of $278,629 and has accumulated losses of $5,534,279. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
May 31, 2017
(Expressed in U.S. dollars)

(d)	Mineral Property Costs

The Company has been in the exploration stage since its inception on February 23, 2006, and has not yet realized any revenues from its planned operations. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(e)	Income Taxes

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized for the years ended May 31, 2017 and 2016.

(f)	Foreign Currency Translation

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

(g)	Stock-based Compensation

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

(h)	Earnings (Loss) Per Share

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

(i)	Financial Instruments and Fair Value Measures

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2017
(Expressed in U.S. dollars)

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(j)	Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2017 and 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(l)	Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

3.	Related Party Transactions

(a)	During the year ended May 31, 2017, the Company incurred consulting fees of $30,020 (2016 - $28,603) to a company controlled by the President of the Company.

(b)	During the year ended May 31, 2017, the Company incurred consulting fees of $33,576 (2016 - $75,363) to a Director of the Company.

(c)	As at May 31, 2017, the Company owes $21,765 (2016 - $9,120) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d)	As at May 31, 2017, the Company owes $37,257 (2016 - $18,231) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(e)

As at May 31, 2017, the Company owes $15,950 (2016 - $5,251) to a shareholder of the Company, which is non-interest bearing, unsecured and due on demand. This amount consists of advances to the Company of $7,120 (2016 - $2,500) and expenses incurred on behalf of the Company of $4,649 (2016 - $2,751), repayment of $1,000 (2016 - $Nil) with remaining change due to foreign exchange. We note the shareholder is not considered a related party as he owns less than 1% of the shares outstanding as of balance sheet date.

(f)

On December 7, 2015, in exchange for prior advances, the Company received a $15,060 (Cdn$20,000) promissory note from Enigma, a company controlled by a director of the Company and with whom the Company has entered into a Share Exchange and Royalty Agreement. Effective that date the note started to accrue interest from day to day at a rate of 5% per annum. The note is unsecured, however all amounts owing are guaranteed by a director of the Company. The principal sum and accrued interest are due one year after the note was received. At May 31, 2017, the loan was in default and the Company wrote-off accrued interest and recorded a loss of $933 (Cdn$1,239) and the principal amount of $15,060 (Cdn$20,000).

4.	Common Stock

Stock transactions during the year ended May 31, 2017:

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2017
(Expressed in U.S. dollars)

(a)	On September 16, 2016, the Company issued 13,100,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $50,869 (Cdn$65,500).

(b)	On September 16, 2016, the Company issued 2,500,000 shares of common stock pursuant to a private placement at $0.005 per share for proceeds of $12,500.

(c)	On September 16, 2016, the Company issued 11,750,000 shares of common stock with a fair value of $42,625 to settle accounts payable of $45,606, resulting in a gain on settlement of debt of $2,981.

(d)

On September 16, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $7,000 to settle related party accounts payable of $7,620, resulting in a gain on settlement of debt of $620.

(e)

On September 16, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $7,000 for services to be completed over a four-month period, commencing on the date of the agreement. Refer to Note 6.

(f)

During the year ended May 31, 2017, the Company received cash proceeds of $26,798 (Cdn$36,000) relating to a subsequent issuance of 7,200,000 shares of common stock. As at October 4, 2017 these shares have not yet been issued.

(g)

The Company entered into various accounts payable settlement agreements with several creditors to settle $23,086 (Cdn$31,000) of debt with the issuance of 6,200,000 shares of common stock. As at May 31, 2017, the shares have not been issued and the amounts due are reflected in accounts payables.

Stock transactions during the year ended May 31, 2016:

(a)	On July 2, 2015, the Company issued 3,000,000 shares of common stock with a fair value of $30,000 to settle accounts payable of $30,000.

(b)	On July 13, 2015, the Company issued 4,906,665 shares of common stock pursuant to a private placement at Cdn$0.0075 per share for proceeds of $29,635 (Cdn$36,800).

(c)	On July 13, 2015, the Company issued 1,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $12,021 (Cdn$15,000).

(d)	On August 31, 2015, the Company issued 500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $3,852 (Cdn$5,000).

(e)	On November 2, 2015, the Company issued 1,500,000 shares of common stock with a fair value of $18,000 to settle accounts payable of $15,000, resulting in a loss on settlement of debt of $3,000.

(f)	On November 30, 2015, the Company issued 300,000 shares of common stock with a fair value of $3,000 to settle accounts payable of $3,000.

(g)	On November 30, 2015, the Company issued 3,000,000 shares of common stock pursuant to a private placement at $0.01 per share for proceeds of $30,000.

(h)	On November 30, 2015, the Company issued 7,500,000 shares of common stock pursuant to a private placement at Cdn$0.01 per share for proceeds of $57,046 (Cdn$75,000).

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

(k)

On April 19, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $16,000 for services to be completed over a four-month period, commencing on the date of issuance. Refer to Note 6.

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2017
(Expressed in U.S. dollars)

A summary of the Company’s stock option activity is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding and exercisable:
May 31, 2017	–	–	–	$–
May 31, 2016	200,000	$0.05	0.28	$–

On September 9, 2016, 200,000 outstanding stock options exercisable at $0.05 per share expired without exercise.

6.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,407 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at May 31, 2017, the Company has not issued a bonus. During the year ended May 31, 2017, the Company recorded consulting fees of $90,609 (Cdn$120,000).

On September 7, 2016, the Company entered into an investor relations agreement with a company whereby it agreed to pay 2,000,000 shares of common stock with a fair value of $7,000 for investor relations services to be completed over a four-month period, commencing on the date of the agreement. The 2,000,000 shares were issued on September 16, 2016 and was considered a prepaid expense. As at May 31, 2017, the amount has been fully amortized resulting in a prepaid balance of $nil.

The Company entered into various accounts payable settlement agreements with several creditors to settle $23,086 (Cdn$31,000) of debt with the issuance of 6,200,000 shares of common stock. As at May 31, 2017, the shares have not been issued and the amounts due are reflected in accounts payables.

7.	Income Taxes

The Company has net operating losses carried forward of $3,605,200 available to offset taxable income in future years which expires beginning in fiscal 2027. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. The Company is subject to examination by the IRS for tax years 2014 to 2016. The Company is also subject to income tax in Canada which remain subject to examination for tax years 2014 to 2016.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2017	2016
	$	$
Income tax recovery at statutory rate	(100,783)	(128,101)
Valuation allowance change	100,783	128,101
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2017 and 2016, are as follows:

	2017	2016
	$	$
Mineral property costs	485,667	485,667
Net operating losses carried forward	1,225,771	1,124,988
Gross deferred income tax assets	1,711,438	1,610,655
Valuation allowance	(1,711,438)	(1,610,655)
Net deferred income tax asset	–	–

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2017
(Expressed in U.S. dollars)

8.	Subsequent Events

(a)

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee to Texada Consulting Inc. consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”). The Agreement is subject to Wolverine and/or Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. At October 4, 2017, the agreement has not yet closed and no shares have been issued. The agreement has been extended to December 31, 2017.

(b)

On April 19, 2016, the Company signed a Share Purchase Agreement with a Director of the Company, whereby the Company will issue, in a private placement, 400,000,000 shares of common stock of the Company in consideration for one-third of the net proceeds that the Director will receive from the sale of the Director’s 15% interest in Decision-Zone Inc. The Agreement is subject to the Company increasing its authorized capital of common stock to allow for the issuance of the shares to the Director. At October 4, 2017, the agreement has not yet closed.

(c)

In July 2017, the Company received cash proceeds of $3,724 (Cdn$5,000) relating to a subsequent issuance of 1,000,000 shares of common stock. As at October 4, 2017 these shares have not yet been issued.

(d)	In September 2017, the Company received cash proceeds of $15,000 relating to a subsequent issuance of 3,000,000 shares of common stock. As Of October 4, 2017 these shares have not yet been issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2017, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

During the year ended May 31, 2017 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Haderer	President, Chief Executive Officer, Chief Financial Officer and Director	53	April 13, 2015
Luke Rich	Vice President, Exploration and Business Development and Director	52	June 14, 2010
David Ian Chalk	Director	58	April 13, 2015

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2017 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2017 and 2016; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Change in
Pension
Value and
							Nonqualified	All
						Non-Equity	Deferred	Other
Name				Stock	Option	Incentive Plan	Compensation	Compensation
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings		Total
Position	Year	($)	($)	($)	($)*	($)	($)	($)	($)

Richard Haderer	2017	$30,020	Nil	Nil	Nil	Nil	Nil	Nil	$30,020
	2016	$28,603	Nil	Nil	Nil	Nil	Nil	Nil	$28,603
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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2017 or May 31, 2016 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2017.

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

The following table sets forth, as of October 4, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Haderer 103 Huntcroft Place NE Calgary, Alberta T2K 4E6	8,030,000	2.4%
Luke Rich P.O. Box 65 Natuashish, NL A0P1A0	1,125,140	0.3%
David Ian Chalk 20629 86A Ave Langley, British Columbia V1M 3X3	700,000	0.2%
Directors and Officers as a Group	9,855,140	2.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 4, 2017. As of October 4, 2017, there were 346,520,993 shares of our company’s common stock issued and outstanding.

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

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31
	2017	2016
	($)	($)
Audit Fees	$15,000	$15,000

Audit Related Fees	Nil	Nil

Tax Fees	Nil	Nil

All Other Fees	Nil	Nil

Total	$15,000	$15,000

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: October 4, 2017	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: October 4, 2017	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: October 4, 2017	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: October 4, 2017	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Dated: October 4, 2017	/s/ Luke Rich
Luke Rich
Director

Dated: October 4, 2017	/s/ David Chalk
David Chalk
Director