Form 10-Q
period 2017-08-31
Wolverine Technologies Corp.
filed 2018-01-23
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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
346,520,993 common shares issued and outstanding as January 22, 2018.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

3

WOLVERINE TECHNOLOGIES CORP.
August 31, 2017
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	August 31,	May 31,
	2017	2017
	$	$
ASSETS

Current Assets

Cash	76	47
Other receivable	1,792	1,733
Total Assets	1,868	1,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	245,018	205,436
Advances from shareholder (Note 3)	15,433	15,950
Short term debt – related parties (Note 3)	80,124	59,023
Total Liabilities	340,575	280,409

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 346,520,993 shares issued and outstanding at August 31, and May 31, 2017, respectively	346,521	346,521
Subscriptions received	30,501	26,798
Additional paid-in capital	4,882,331	4,882,331
Accumulated deficit	(5,598,060)	(5,534,279)
Total Stockholders’ Deficit	(338,707)	(278,629)
Total Liabilities and Stockholders’ Deficit	1,868	1,780

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2017	2016
	$	$
Operating Expenses

General and administrative	50,957	97,214
Mineral exploration costs	222	–
Total Operating Expenses	51,179	97,214
Net Loss Before Other Expenses	(51,179)	(97,214)

Other Income (Expenses)

Interest income (Note 3e)	–	192
Foreign exchange loss	(12,602)	(704)
Total Other Income (Expenses)	(12,602)	(512)
Net Loss	(63,781)	(97,726)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding, Basic and Diluted	346,520,993	315,170,993

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2017	2016
	$	$
Operating Activities

Net loss	(63,781)	(97,726)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

Tax receivable	–	(1,593)
Prepaid expenses	–	10,000
Accounts payable	32,223	31,577
Accrued liabilities	–	(1,046)
Due to related parties	16,558	2,414
Net Cash Used in Operating Activities	(15,000)	(56,374)

Financing Activities

Proceeds from common stock subscriptions	3,703	51,943
Proceeds from loans payable	–	3,812
Advances from shareholder	718	–
Repayment on advances to shareholder	(1,994)	–
Net Cash Provided by Financing Activities	2,427	55,755

Effect of foreign currency on cash	12,602	–

Increase (Decrease) in Cash	29	(619)

Cash, Beginning of Period	47	2,594

Cash, End of Period	76	1,975

Non-cash Investing and Financing Activities:
Payments made by shareholders on behalf of Company	158	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

F-4

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2017
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

The accompanying financial statements of Wolverine Technologies Corp. (the “Company”) should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company and/or Enigma plans to raise financing of debt or equity for an aggregate of $2,500,000 prior to the closing of the Enigma Share Exchange and Royalty Agreement described in Note 7. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. As August 31, 2017, the Company has a working capital deficiency of $338,707 and has accumulated losses of $5,598,060 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)	During the three months ended August 31, 2017, the Company incurred consulting fees of $7,977 (2016 - $7,636) to a company controlled by the President of the Company.

(b)	During the three months ended August 31, 2017, the Company incurred consulting fees of $11,966 (2016 - $nil) to a Director of the Company.

(c)	As at August 31, 2017, the Company owes $28,034 (May 31, 2017 - $21,765) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d)	As at August 31, 2017, the Company owes $52,090 (May 31, 2017 - $37,257) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(e)

As at August 31, 2017, the Company owes $15,433 (May 31, 2017 - $15,950) to a shareholder of the Company, which is non-interest bearing, unsecured and due on demand. This amount consists of advances to the Company of $718 and expenses incurred on behalf of the Company of $139, repayment of $1,994 with remaining change due to foreign exchange during the three months ended August 31, 2017. We note the shareholder is not considered a related party as he owns less than 1% of the shares outstanding as of balance sheet date.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2017
(Expressed in U.S. dollars)
(unaudited)

4.	Common Stock

Stock transactions during the three months ended August 31, 2017:

(a)

During the three months ended August 31, 2017, the Company received cash proceeds of $3,724 (Cdn$5,000) relating to a subsequent share issuance. As at October 23, 2017 these shares have not yet been issued.

Stock transactions during the three months ended August 31, 2016:

(b)	During the three months ended August 31, 2016, the Company received cash proceeds of $51,943 relating to a portion of a share issuance on September 16, 2016 at $0.005 per share.

5.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares. As at August 31, 2017 and May 31, 2017, the Company did not have outstanding stock options.

6.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,407 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at August 31, 2017, the Company has not issued a bonus. During the three months ended August 31, 2017, the Company recorded consulting fees of $23,931 (Cdn$30,000).

The Company entered into various debt settlement agreements with several creditors to settle $23,086 (Cdn$31,000) of debt with the issuance of 6,200,000 shares of common stock. As at August 31, 2017, the shares have not been issued.

7.	Subsequent Events

(a)

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee to Texada Consulting Inc. consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”). The Agreement is subject to Wolverine and/or Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. As at October 23, 2017, the agreement has not yet closed.

(b)

On April 19, 2016, the Company signed a Share Purchase Agreement with a Director of the Company, whereby the Company will issue, in a private placement, 400,000,000 shares of common stock of the Company in consideration for one-third of the net proceeds that the Director will receive from the sale of the Director’s 15% interest in Decision-Zone Inc. The Agreement is subject to the Company increasing its authorized capital of common stock to allow for the issuance of the shares to the Director. As at October 23, 2017, the agreement has not yet closed.

(c)

In September 2017, the Company received cash proceeds of Cdn$15,000 relating to a subsequent issuance of 3,000,000 shares of common stock. As at October 23, 2017, these shares have not yet been issued.

(d)

In October 2017, a creditor of the Company assigned $110,000 of debt to various parties. In October 2017, the Company then entered into various accounts payable settlement agreements with these parties to settle Cdn$110,000 of debt with the issuance of 22,000,000 shares of common stock. As of the date of this filing these shares have not yet been issued and the amounts due are reflected in accounts payable.

(e)

In October 2017, the Company entered into accounts payable settlement agreements with two creditors to settle Cdn$62,500 and USD$10,000 of debt with the issuance of 14,500,000 shares of common stock. As of the date of this filing, the shares have not been issued and the amounts due are reflected in accounts payables.

(f)
The Company entered into an accounts payable settlement agreement with company controlled by the President of the Company to settle Cdn$20,000 of debt with the issuance of 4,000,000 shares of common stock. As of the date of this filing, the shares have not been issued and the amount is reflected in accounts payable.

(g)
In January 2018, the Company received cash proceeds of Cdn$100,000 relating to a subsequent issuance of 20,000,000 shares of common stock. As of the date of this filing these shares have not yet been issued.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $338,707 as of August 31, 2017, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2017. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at August 31, 2017 we had cash in the amount of $76 and a working capital deficiency in the amount of $338,707. As of August 31, 2017, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at August 31, 2017, we had a cash balance of $76. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2018.

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

Results of Operations

Three Months Ended August 31, 2017 and August 31, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2017 which are included herein.

Three month summary ending August 31, 2017 and August 31, 2016

		Three Months Ended

		August 31, 2017		August 31, 2016
Revenue	$	Nil	$	Nil
Operating Expenses		$51,179		$97,214
Other expenses		$12,602		$512
Net Loss		$(63,871)		$(97,726)

Expenses

Our operating expenses for the three month periods ended August 31, 2017 and August 31, 2016 are outlined in the table below:

	Three Months Ended

	August 31, 2017	August 31, 2016
General and administrative	$50,957	$97,214
Mineral exploration costs	$222	$-

General and administrative expenses decreased by $46,257 from $97,214 during the three months ended August 31, 2016 to $50,957 during the three months ended August 31, 2017 primarily as a result of a decrease in consulting fees of $19,412, a decrease in investor relations of $10,000 and a decrease in legal fees of $9,330.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	August 31,	May 31,
	2017	2017
Current assets	$1,868	$1,780
Current liabilities	340,575	280,409
Working capital (deficit)	$(338,707)	$(278,629)

Cash Flows

	Three Months Ended

	August 31,	August 31,
	2017	2016
Net Cash Used in Operating Activities	$(15,000)	$(56,374)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	2,427	55,755
Effect of Foreign Exchange on Cash	12,602	-
Net increase (decrease) in cash during period	$29	$(619)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2017, was $15,000 compared to $56,374 during the three months ended August 31, 2016. The decrease was primarily a result of a reduction in net loss from $97,726 during the three months ended August 31, 2016 to $63,781 during the three months ended August 31, 2017.

Financing Activities

During the three months ended August 31, 2017, we received $3,703 through the issuance of shares/shares subscribed in private placements. In the comparable period, the Company received $51,943 through the issuance of shares/shares subscribed in private placements.

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

As of August 31, 2017, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2017, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_1.htm

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_2.htm

Exhibit
Number	Description

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_3.htm

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_4.htm

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000106299313004688/exhibit3-1.htm

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000106299315004312/exhibit3-1.htm

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_1.htm

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_2.htm

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000106299313003044/exhibit10-1.htm

10.4	Share Exchange and Royalty Agreement dated April 14, 2015 between Wolverine, Enigma and David Chalk filed as an Exhibit to our 8-K filed on May 7, 2015 and incorporated by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000106299315002477/exhibit10-1.htm

10.5	Share Purchase Agreement between Wolverine and David Chalk dated April 19, 2016. https://www.sec.gov/Archives/edgar/data/1424404/000106299316009081/exhibit10-1.htm

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit14.htm

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: January 22, 2018	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)