Form 10-Q
period 2017-11-30
Wolverine Technologies Corp.
filed 2018-02-08
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017
or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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
346,520,993 common shares issued and outstanding as February 8, 2018

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and six month period ended November 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

3

WOLVERINE TECHNOLOGIES CORP.
November 30, 2017
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	November 30,	May 31,
	2017	2017
	$	$
ASSETS

Current Assets

Cash	–	47
Other receivable	3,562	1,733

Total Assets	3,562	1,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank overdraft	9	–
Accounts payable and accrued liabilities	235,012	205,436
Advances from shareholder (Note 3)	50,469	15,950
Short term debt – related parties (Note 3)	84,053	59,023

Total Liabilities	369,543	280,409

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 346,520,993 and 346,520,993 shares issued and outstanding at November 30, and May 31, 2017, respectively	346,521	346,521
Subscriptions received	47,463	26,798
Additional paid-in capital	4,882,331	4,882,331
Accumulated deficit	(5,642,296)	(5,534,279)

Total Stockholders’ Deficit	(365,981)	(278,629)

Total Liabilities and Stockholders’ Deficit	3,562	1,780

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016
	$	$	$	$
Operating Expenses

General and administrative	49,573	73,167	100,530	170,381
Mineral exploration costs	--	–	222	–

Total Operating Expenses	49,573	73,167	100,752	170,381

Net Loss Before Other Expenses	(49,573)	(73,167)	(100,752)	(170,381)

Other Income (Expenses)

Interest income	–	187	–	379
Foreign exchange gain (loss)	5,337	908	(7,265)	204
Gain (loss) on settlement of debt	–	3,617	–	3,617

Net Loss	(44,236)	(68,455)	(108,017)	(166,181)

Net Loss Per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	346,520,993	341,008,905	346,520,993	328,019,354

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2017	2016
	$	$

Operating Activities

Net loss	(108,017)	(166,181)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid from shares issued for services	–	14,812
(Gain) loss on settlement of debt	–	(3,617)

Changes in operating assets and liabilities:

Other receivable	(1,829)	(429)
Accounts payable	69,991	63,325
Due to related parties	22,700	13,897

Net Cash Used in Operating Activities	(17,155)	(78,193)

Investing Activities

Investment in related party loans receivable	–	362

Net Cash Provided by Investing Activities	–	362

Financing Activities

Proceeds from issuance of common stock	–	63,369
Proceeds from common stock subscriptions	20,665	11,930
Advances from shareholder	9,488	–
Repayment on advances to shareholder	(5,780)	–

Net Cash Provided by Financing Activities	24,373	75,299

Effect of foreign currency on cash	(7,265)	–

Decrease in Cash	(47)	(2,532)

Cash, Beginning of Period	47	2,594

Cash, End of Period	-	62

Non-cash Investing and Financing Activities:
Payments made by shareholders on behalf of Company	7,969	–
Accounts payable transferred to Advances from Shareholders	38,791	–
Shares issued to settle accounts payable	–	35,625
Shares issued to settle related party debt	–	14,000
Shares issued for prepaid services	–	7,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

F-4

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2017
(Expressed in U.S. dollars)
(unaudited)

1.	Organization

Wolverine Technologies Corp. (the “Company”) was incorporated in the State of Nevada on February 23, 2006. The Company’s prior principal business was the acquisition and exploration of mineral resources. The Company had not determined that its properties contain mineral reserves that were economically recoverable, financing had not yet become available, and commodity prices had not fully recovered. Therefore, management decided to change the focus of the Company to include cyber security. On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company would acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”). Enigma is in the business of developing security applications for cyber systems focusing on the mobile smartphone markets. On December 31, 2017, the parties agreed to let the Share Exchange and Royalty Agreement expire to enable the Company to focus on its indirect interest in Decision-Zone Inc. which the Company acquired through a Share Purchase Agreement, which was announced April 19, 2016. The Company will no longer be pursuing an interest in Enigma. Refer to Note 7. Effective August 12, 2015, the Company changed its name from Wolverine Exploration Inc. to Wolverine Technologies Corp.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At November 30, 2017, the Company has a working capital deficiency of $365,981 and has accumulated losses of $5,642,296 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

	(a)	During the six months ended November 30, 2017, the Company incurred consulting fees of $10,734 (2016 - $15,083) to a company controlled by the President of the Company.

	(b)	During the six months ended November 30, 2017, the Company incurred consulting fees of $11,966 (2016 - $11,171) to a Director of the Company.

	(c)	As at November 30, 2017, the Company owes $33,392 (May 31, 2017 - $21,765) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

	(d)	As at November 30, 2017, the Company owes $50,661 (May 31, 2017 - $37,257) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(e)

As at November 30, 2017, the Company owes $50,469 (May 31, 2017 - $15,950) to a shareholder of the Company, which is non-interest bearing, unsecured and due on demand. This amount consists of advances to the Company of $9,488 (May 31, 2017 - $7,120) and expenses incurred on behalf of the Company of $7,969 (May 31, 2017 - $4,649), repayment of $5,780 (May 31, 2017 - $1,000), debt assignment of $38,791 (May 31, 2017 - $nil) with remaining change due to foreign exchange. During October 2017, a creditor of the Company assigned Cdn$50,000 ($38,791) of debt to a shareholder of the Company. We note the shareholder is not considered a related party as he owns less than 1% of the shares outstanding as of balance sheet date.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2017
(Expressed in U.S. dollars)
(unaudited)

4.	Common Stock

Stock transactions during the six months ended November 30, 2017:

(a)

During the six months ended November 30, 2017, the Company received cash proceeds of $15,000 USD and $5,665 USD (Cdn$7,500) relating to a subsequent share issuance. As of the date of this filing, these shares have not yet been issued.

(b)

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

(c)

In October 2017, the Company entered into accounts payable settlement agreements with two creditors to settle Cdn$62,500 and USD$10,000 of debt with the issuance of 14,500,000 shares of common stock. As of the date of this filing, the shares have not been issued and the amounts due are reflected in accounts payable.

(d)

In October 2017, the Company entered into an accounts payable settlement agreement with company controlled by the President of the Company to settle Cdn$20,000 of debt with the issuance of 4,000,000 shares of common stock. As of the date of this filing, the shares have not been issued and the amount is reflected in accounts payable.

5.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares. As at November 30, 2017 and May 31, 2017, the Company did not have outstanding stock options.

6.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,407 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at November 30, 2017, the Company has not issued a bonus. During the six months ended November 30, 2017, the Company recorded consulting fees of $47,206 (Cdn$60,000).

The Company entered into various debt settlement agreements with several creditors to settle debt with several creditors (see note 4). As of the date of this filing, the shares have not been issued.

7.	Subsequent Events

(a)

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee to Texada Consulting Inc. consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”). The Agreement is subject to Wolverine and/or Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. Subsequent to the period end both parties mutually agreed to let the agreement expire.

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2017
(Expressed in U.S. dollars)
(unaudited)

(c)

In January 2018, the Company received cash proceeds of Cdn$105,000 relating to a subsequent issuance of 21,000,000 shares of common stock. As of the date of this filing these shares have not yet been issued.

(d)

On January 10, 2018, the Company entered into an accounts payable settlement agreement with a creditor to settle Cdn$10,000 of debt with the issuance of 2,000,000 shares of common stock. As of the date of this filing, the shares have not been issued and the amounts due are reflected in accounts payable.

(e)

In February 2018, the Company received cash proceeds of Cdn$2,500 relating to a subsequent issuance of 500,000 shares of common stock. As of the date of this filing these shares have not yet been issued.

(f)

In February 2018, the Company received cash proceeds of $10,000 relating to a subsequent issuance of 2,000,000 shares of common stock. As of the date of this filing these shares have not yet been issued.

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

Enigma Mobil Transaction

On April 14, 2015 Wolverine entered into a Share Exchange and Royalty Agreement with ENIGMAMobil Inc. (“Enigma”) and Dr. David Chalk pursuant to which Wolverine is seeking to acquire from Dr. Chalk 25% of the issued and outstanding securities of Enigma. for the purchase price of USD $3,000,000, to be paid by the issuance of 300,000,000 common shares of Wolverine at a deemed price of USD$0.01 per share. Dr. Chalk is a Director of Enigma.

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

The Share Exchange and Royalty Agreement may be terminated if the transaction does not close by December 31, 2017, unless extended by mutual agreement of the parties. On December 31, 2017 the parties agreed to let the Share Exchange & Royalty Agreement expire to enable Wolverine to focus on its indirect interest in Decision-Zone Inc. which Wolverine acquired through a Share Purchase Agreement with Dr. David Chalk, which was announced April 19, 2016. Wolverine will no longer be pursuing an interest in Enigma.

Background on Enigma

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

Enigma LOI’s

In the fall of 2013, due to ongoing stagnation in the commodities sector, our management began identifying opportunities to increase shareholder value through merger and acquisition. On September 5, 2013 Wolverine entered into a Letter of Intent with the cyber security corporation Enigma to acquire a 25% interest in Enigma for a cash payment of $10,000,000, however the transaction was not completed. On January 22, 2014, we entered into an Amended Letter of Intent with Enigma to acquire a 25% interest in Enigma for the purchase price of $5,000,000 to be paid with $3,000,000 shares of our common stock at a deemed price of $0.01 per share and $2,000,000 in cash. The LOI expired on June 30, 2014.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $365,981 as of November 30, 2017, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2017. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at November 30, 2017 we had cash in the amount of $Nil and a working capital deficiency in the amount of $365,981 As of November 30, 2017, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $100,000 for the Phase 1 exploration program on the Cache River Property.

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

As at November 30, 2017, we had a cash balance of $Nil. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2018.

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

Results of Operations

Three Months Ended November 30, 2017 and November 30, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2017 which are included herein.

Three month summary ending November 30, 2017 and November 30, 2016

Three Months Ended

		November 30, 2017		November 30, 2016
Revenue	$	Nil	$	Nil
Operating Expenses		$(49,573)		$(73,167)
Other income		$5,337		$4,712
Net Loss		$(44,236)		$(68,455)

Six Months Ended November 30, 2017 and November 30, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2017 which are included herein.

Three month summary ending November 30, 2017 and November 30, 2016

Six Months Ended

		November 30, 2017		November 30, 2016
Revenue	$	Nil	$	Nil
Operating Expenses		$(100,752)		$(170,381)
Other income (expenses)		$(7,265)		$4,200
Net Loss		$(108,017)		$(166,181)

Expenses

Our operating expenses for the three month periods ended November 30, 2017 and November 30, 2016 are outlined in the table below:

	Three Months Ended

	November 30, 2017	November 30, 2016
General and administrative	$49,573	$73,167
Mineral exploration costs	$-	$-

General and administrative expenses decreased by $23,594 from $73,167 during the three months ended November 30, 2016 to $49,753 during the three months ended November 30, 2017 primarily as a result of a decrease in consulting fees of $9,075, a decrease in investor relations of $4,813 and a decrease in legal fees of $7,014.

Our operating expenses for the six month periods ended November 30, 2017 and November 30, 2016 are outlined in the table below:

	Six Months Ended

	November 30, 2017	November 30, 2016
General and administrative	$100,530	$170,381
Mineral exploration costs	$222	$-

General and administrative expenses decreased by $69,851 from $170,381 during the six months ended November 30, 2016 to $100,530 during the six months ended November 30, 2017 primarily as a result of a decrease in consulting fees of $28,487, a decrease in investor relations of $14,813 and a decrease in legal fees of $16,344.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	November 30,	May 31,
	2017	2017
Current assets	$3,562	$1,780
Current liabilities	369,543	280,409
Working capital (deficit)	$(365,981)	$(278,629)

Cash Flows

	Six Months Ended

	November 30,	November 30,
	2017	2016
Net Cash Used in Operating Activities	$(17,155)	$(78,193)
Net Cash Provided by Investing Activities	-	362
Net Cash Provided by Financing Activities	24,373	75,299
Effect of Foreign Exchange on Cash	(7,265)	-
Net decrease in cash during period	$(47)	$(2,532)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2017, was $17,155 compared to $78,193 during the six months ended November 30, 2016. The decrease was primarily a result of a reduction in net loss from $166,181 during the six months ended November 30, 2016 to $108,017 during the six months ended November 30, 2017.

Financing Activities

During the six months ended November 30, 2017, we received $20,665 through the issuance of shares/shares subscribed in private placements and shareholder advances, as well as net advances from shareholders of $3,708. In the comparable period, the Company received $75,299 through the issuance of shares/shares subscribed in private placements.

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

As of November 30, 2017, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2017, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_1.htm

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_2.htm

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_3.htm

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_4.htm

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299313004688/exhibit3-1.htm

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299315004312/exhibit3-1.htm

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_1.htm

Exhibit
Number	Description

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_2.htm

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299313003044/exhibit10-1.htm

10.4	Share Purchase Agreement between Wolverine and David Chalk dated April 19, 2016. https://www.sec.gov/Archives/edgar/data/1424404/000106299316009081/exhibit10-1.htm

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit14.htm

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: February 8, 2018	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)