Form 10-Q
period 2018-02-28
Wolverine Technologies Corp.
filed 2018-04-20
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

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

432,420,993 common shares issued and outstanding as April 20, 2018

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month period ended February 28, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.
February 28, 2018
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	February 28,	May 31,
	2018	2017
	$	$
ASSETS

Current Assets

Cash	29,303	47
Other receivable	7,308	1,733

Total Assets	36,611	1,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	182,539	205,436
Advances from shareholder (Note 3)	–	15,950
Short term debt – related parties (Note 3)	30,540	59,023

Total Liabilities	213,079	280,409

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 420,420,993 and 346,520,993 shares issued and outstanding at February 28, 2018 and May 31, 2017, respectively	420,421	346,521
Subscriptions received	45,708	26,798
Additional paid-in capital	5,107,414	4,882,331
Accumulated deficit	(5,750,011)	(5,534,279)

Total Stockholders’ Deficit	(176,468)	(278,629)

Total Liabilities and Stockholders’ Deficit	36,611	1,780

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
	$	$	$	$

Operating Expenses

General and administrative	102,156	57,826	202,686	228,207
Write-off of interest and loans receivables	–	15,993	–	15,993
Mineral exploration costs	–	–	222	–

Total Operating Expenses	102,156	73,819	202,908	244,200

Net Loss Before Other Expenses	(102,156)	(73,819)	(202,908)	(244,200)

Other Income (Expenses)

Interest income	–	191	–	570
Foreign exchange gain (loss)	(5,521)	(613)	(12,786)	(409)
Gain (loss) on settlement of debt	(38)	–	(38)	3,617

Net Loss	(107,715)	(74,241)	(215,732)	(240,422)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	358,016,549	346,520,993	369,829,052	334,118,795

(The accompanying notes are an integral part of these unaudited financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2018	2017
	$	$

Operating Activities
Net loss	(215,732)	(240,422)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid from shares issued for services	–	17,000
(Gain) loss on settlement of debt	38	(3,617)
Write-off of interest and loan receivable	–	15,993
Changes in operating assets and liabilities:
Other receivable	(5,575)	–
Accounts payable	122,498	114,134
Due to related parties	(11,832)	13,230

Net Cash Used in Operating Activities	(110,603)	(83,682)
Financing Activities
Proceeds from issuance of common stock	129,035	63,369
Proceeds from common stock subscriptions	45,708	17,628
Advances from shareholder	10,805	–
Repayment on advances to shareholder	(32,903)	–

Net Cash Provided by Financing Activities	152,645	80,997
Effect of foreign currency on cash	(12,786)	96
Increase (decrease) in Cash	29,256	(2,589)
Cash, Beginning of Period	47	2,594

Cash, End of Period	29,303	5

Non-cash Investing and Financing Activities:
Payments made by shareholders on behalf of Company	7,021	15,697
Shares issued to settle accounts payable	126,750	35,625
Shares issued to settle related party accounts payable	16,400	14,000
Stock issued for prior year subscriptions	26,798	–
Shares issued for prepaid services	–	7,000
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited financial statements)

F-4

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 28, 2018
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At February 28, 2018, the Company has a working capital deficiency of $176,468 and has accumulated losses of $5,750,011 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

(a)	During the nine months ended February 28, 2018, the Company incurred consulting fees of $26,766 (2017 - $22,613) to a company controlled by the President of the Company.

(b)	During the nine months ended February 28, 2018, the Company incurred consulting fees of $23,418 (2017 - $22,466) to a Director of the Company.

(c)	As at February 28, 2018, the Company owes $17,582 (May 31, 2017 - $21,765) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d)	As at February 28, 2018, the Company owes $12,958 (May 31, 2017 - $37,257) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(e)

As at February 28, 2017, the Company owes $0 (May 31, 2017 - $15,950) to a shareholder of the Company, which is non-interest bearing, unsecured and due on demand. During the nine months ended November 30, 2017 the change consisted of advances to the Company of $10,805 and expenses incurred on behalf of the Company of $7,021, and repayment of $32,903. On February 14, 2018, the Company issued 10,000,000 shares of common stock with a fair value of $41,000 to settle Cdn$50,000 ($39,844) of amounts owing to a shareholder, resulting in a loss on settlement of debt of $1,156. We note the shareholder is not considered a related party as he owns less than 5% of the shares outstanding as of balance sheet date and does not have significant influence in the Company.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 28, 2018
(Expressed in U.S. dollars)
(unaudited)

(f)

On February 14, 2018, the Company issued 4,000,000 shares of common stock with a fair value of $16,400 to settle Cdn$20,000 ($15,938) of amounts owing to a company controlled by the President of the Company, resulting in a loss on settlement of debt of $462

4.	Common Stock

Stock transactions during the nine months ended February 28, 2018:

(a)	On February 14, 2018, the Company issued 31,700,000 shares of common stock with a fair value of $85,750 to settle accounts payable of $126,750, resulting in a gain on settlement of $424.

(b)

On February 14, 2018, the Company issued 4,000,000 shares of common stock with a fair value of $16,400 to settle related party accounts payable of $15,938 (Cdn$20,000), resulting in a loss on settlement of $462.

(c)	On February 14, 2018, the Company issued 5,000,000 shares of common stock pursuant to a private placement at $0.005 per share for proceeds of $25,000.

(d)

On February 14, 2018, the Company issued 33,200,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $130,833 (Cdn$166,000). Proceeds of $26,798 (Cdn$36,000) which were received during the year ended May 31, 2017.

(e)

In February 2018, the Company received cash proceeds of $45,708 (Cdn$58,000) relating to share subscriptions. The shares were unissued at February 28, 2018 and the amounts received have been reflected in stock subscriptions received in the balance sheet. These shares have been issued subsequent to February 28, 2018.

5.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares. As at February 28, 2018, the Company did not have outstanding stock options.

6.	Commitments

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,407 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at February 28, 2018, the Company has not issued a bonus. During the nine months ended February 28, 2018, the Company recorded consulting fees of $94,042 (Cdn$120,000), which included $70,531 (Cdn$90,000) of consulting fees under the above agreement, and additional consulting fees of $23,511 due to an increase in financing activities (Cdn$30,000) for the three months ended February 28, 2018.

7.	Subsequent Events

(a)

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee to Texada Consulting Inc. consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”). The Agreement is subject to Wolverine and/or Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. Both parties mutually agreed to let the agreement expire in the current fiscal year.

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 28, 2018
(Expressed in U.S. dollars)
(unaudited)

(c)

In February 2018, the Company received cash proceeds of $45,276 (Cdn$58,000) relating to share subscriptions. The shares were unissued at February 28, 2018 and the amounts received have been reflected in stock subscriptions received in the balance sheet. These shares have been issued subsequent to February 28, 2018.

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

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on base and precious metals. Our current operational focus is to raise sufficient funds to continue exploration activities on our property in Labrador, Canada, known as the Cache River Property. We are not currently conducting any exploration on the Cache River Property. We intend to conduct further exploration activities on the Cache River when financing is available. We expect to review other potential exploration projects from time to time as they are presented to us.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $176,468 as of February 28, 2018, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2017. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 28, 2018 we had cash in the amount of $29,303 and a working capital deficiency in the amount of $176,468 As of February 28, 2018, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at February 28, 2018, we had a cash balance of $29,303. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2019.

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

Results of Operations

Three Months Ended February 28, 2018 and February 28, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2018 which are included herein.

Three month summary ending February 28, 2018 and February 28, 2017

		Three Months Ended

		February 28, 2018		February 28, 2017
Revenue	$	Nil	$	Nil
Operating Expenses		$(102,156)		$(73,819)
Other expense		$(5,559)		$(422)
Net Loss		$(107,715)		$(74,241)

Nine Months Ended February 28, 2018 and February 28, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2018 which are included herein.

Nine month summary ending February 28, 2017 and February 28, 2017

		Nine Months Ended

		February 28, 2018		February 28, 2017
Revenue	$	Nil	$	Nil
Operating Expenses		$(202,908)		$(244,200)
Other income (expenses)		$(12,824)		$3,778
Net Loss		$(215,732)		$(240,422)

Expenses

Our operating expenses for the three month periods ended February 28, 2018 and February 28, 2017 are outlined in the table below:

	Three Months Ended

	February 28, 2018	February 28, 2017
General and administrative	$102,156	$57,826
Write-off of interest and loan receivables	$-	$15,993

General and administrative expenses increased by $44,330 from $57,826 during the three months ended February 28, 2017 to $102,156 during the three months ended February 28, 2018 primarily as a result of an increase in consulting fees of $23,277, an increase in transfer agent and filing fees of $11,220, and an increase in accounting fees of $8,606.

Our operating expenses for the nine month periods ended February 28, 2018 and February 28, 2017 are outlined in the table below:

	Nine Months Ended

	February 28, 2018	February 28, 2017
General and administrative	$202,686	$228,207
Write-off of interest and loan receivables	$-	$15,993
Mineral exploration costs	$222	$-

General and administrative expenses decreased by $25,521 from $228,207 during the nine months ended February 28, 2017 to $202,686 during the nine months ended February 28, 2018 primarily as a result of a decrease in investor relations of $17,000, a decrease in legal fees of $16,359, and a decrease in consulting fees of $5,209 offset by an increase in transfer agent and filing fees of $6,943 an increase in accounting fees of $5,096.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	February 28,	May 31,
	2018	2017
Current assets	$36,611	$1,780
Current liabilities	213,079	280,409
Working capital (deficit)	$(176,468)	$(278,629)

Cash Flows

	Nine Months Ended

	February 28,	February 28,
	2018	2017
Net Cash Used in Operating Activities	$(110,603)	$(83,682)
Net Cash Provided by Investing Activities	-	-
Net Cash Provided by Financing Activities	152,645	80,997
Effect of Foreign Exchange on Cash	(12,786)	96
Net increase (decrease) in cash during period	$29,256	$(2,589)

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2018, was $110,603 compared to $83,682 during the nine months ended February 28, 2017. The increase was primarily a result of greater increases in accounts payable and accounts payable to related parties during the nine months ended February 28, 2017 than the nine months ended February 28, 2018. This was partially offset by a reduction in net loss from $240,422 during the nine months ended February 28, 2017 to $215,732 during the nine months ended February 28, 2018.

Financing Activities

During the nine months ended February 28, 2018, we received $152,645 through the issuance of shares/shares subscribed in private placements and net shareholder advances. During the period the Company repaid shareholder advances in the amount of $32,903. In the comparable period, the Company received $80,997 through the issuance of shares/shares subscribed in private placements and shareholder advances.

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

As of February 28, 2018, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2017, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

OTC Markets has placed a "Shell Risk" identifier on the Company's page on OTC Markets website.

OTC Markets has placed a "Shell Risk" identifier on the Company's page on OTC Markets website. The Company is not in agreement that it is a "Shell Company" as defined in Rule 12b-2 of the Exchange Act due to the operations conducted by the Company in the past few years in the technology sector, and that such operations have been more than nominal. If advisable or beneficial for the Company or its shareholders, the Company may elect to pursue the appeal process with OTC Markets to have the "Shell Risk" identifier removed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2018, we issued 33,200,000 shares of our common stock in a private placement at a purchase price of CDN $0.005 raising gross proceeds of CDN $166,000. We have issued all of the shares to twelve (12) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 14, 2018, we issued 5,000,000 shares of our common stock in a private placement at a purchase price of USD $0.005 raising gross proceeds of USD $25,000. We have issued all of securities to two (2) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On February 14, 2018, we issued 33,700,000 shares of our common stock pursuant to debt settlement agreements with fifteen (15) individuals. The deemed price of the shares issued was CDN $0.005 per share. We have issued all of the shares to fifteen (15) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 14, 2018, we issued 2,000,000 shares of our common stock pursuant to a debt settlement agreement with one (1) individual. The deemed price of the shares issued was USD $0.005 per share. We have issued all of the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 17, 2018, we issued 11,600,000 shares of our common stock in a private placement at a purchase price of CDN $0.005 raising gross proceeds of CDN $58,000. We have issued all of the shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety disclosures

N/A.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference.

10.4	Share Purchase Agreement between Wolverine and David Chalk dated April 19, 2016.

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: April 20, 2018	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)