Form 10-K
period 2018-05-31
Wolverine Technologies Corp.
filed 2018-10-01
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

Yes [   ] No [X]

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2017 was $807,997 based on a market price of $0.0024 (per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

432,020,993 shares of common stock issued & outstanding as of September 28, 2018.

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

Our business is conducted by independent contractors which include our officers and directors, among others. As of May 31, 2018, the company had three consultants PubCo Services Inc. (Richard Haderer), Texada Consulting Inc. (Bruce Costerd), and David Chalk engaged on a non-exclusive, part time basis, and several other IR, administrative, and accounting consultants who are engaged on an intermittent, as needed basis. Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We have to date, and plan to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often unique experience and knowledge that local persons have related to certain properties.

The Company’s objectives for the next twelve months include:

•

With respect to the Cache River Property, a program of prospecting, followed by trenching (if warranted) is recommended to field check all remaining IP anomalies prior to outlining additional diamond drill holes;

•	To complete the Share Purchase Agreement with David Chalk.

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

Conditions to Retain Title to the Cache River Property

The claims are currently in good standing with the Department of Natural Resources and no exploration expenditures are required until May 17, 2020. The fifteen year renewal fee of $50 per claim is due on May 17, 2022.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2018 financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue, has a working capital deficiency, and has incurred operating losses since inception. As a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Stockholders of Our Common Shares

As of the date of this annual report, we have 184 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2018.

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

On September 5, 2018 the list of stockholders for our shares of common stock showed 184 registered stockholders and 432,020,993 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2018.

Recent Sales of Unregistered Securities

On February 14, 2018, we issued 33,200,000 shares of our common stock in a private placement at a purchase price of $0.003 (CDN $0.005) raising gross proceeds of $130,752 (CDN $166,000). We have issued all of the shares to twelve (12) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 14, 2018, we issued 5,000,000 shares of our common stock in a private placement at a purchase price of USD $0.005 raising gross proceeds of USD $25,000. We have issued all of securities to two (2) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On February 14, 2018, we issued 31,700,000 shares of our common stock pursuant to debt settlement agreements with fifteen (15) individuals. The deemed price of the shares issued was $0.003 (CDN $0.005) per share. We have issued all of the shares to fifteen (15) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On February 14, 2018, we issued 4,000,000 shares of our common stock pursuant to a debt settlement agreement with one (1) individual. The deemed price of the shares issued was USD $0.003 (CDN $0.005) per share. We have issued all of the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 17, 2018, we issued 11,600,000 shares of our common stock in a private placement at a purchase price of $0.004 (CDN $0.005) raising gross proceeds of $45,798 (CDN $58,000). We have issued all of the shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Wolverine did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2018 ..

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2018 and 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 12 of this annual report.

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

Not accounting for our working capital deficit of $177,095 as of May 31, 2018, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2018. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had cash in the amount of $18,982 and a working capital deficit in the amount of $177,095 as of May 31, 2018, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $100,000 for the exploration program on the Cache River Property.

As at May 31, 2018, we had a cash balance of $18,982. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2019.

Results of Operations for the Years Ended May 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2018 and 2017.

Our operating results for the years ended May 31, 2018 and 2017 are summarized as follows:

	Year Ended
	May 31
	2018	2017
Revenue	$–	$–
Operating Expenses	$(268,594)	$(286,164)
Other income (expenses)	$21,957	$(10,258)
Net Loss	$(246,637)	$(296,422)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2018 and 2017 are outlined in the table below:

	Year Ended
	May 31
	2018	2017
General and administrative	$268,594	$286,164
Mineral exploration costs	$-	$-
Total expenses	$268,594	$286,164

The decrease in operating expenses for the year ended May 31, 2018 of $17,570, compared to the same period in fiscal 2017, was mainly due to a decrease in investor relations costs and legal fees incurred.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	May 31,
	2018	2017

Current assets	$21,094	$1,780
Current liabilities	198,189	280,409
Working capital (deficit)	$(177,095)	$(278,629)

Cash Flows

	Year Ended
	May 31
	2018	2017
Net Cash Used in Operating Activities	$(206,185)	$(115,082)
Net Cash Provided by (Used in) investing activities	-	-
Net Cash Provided by Financing Activities	225,120	112,535
Net increase (decrease) in cash during period	$18,935	$(2,547)

Operating Activities

Net cash used in operating activities during the year ended May 31, 2018 was $206,185 compared to $115,082 for the year ended May 31, 2017. The additional cash used is primarily due to a decrease in prepaid expenses of $nil in 2018 compared to $10,000 in 2017, an increase in accounts payable of $76,094 in 2018 compared to $130,682 in 2017, and a decrease in accounts payable owed to related parties of $11,260 in 2018 compared to $4,401 in 2017.

Investing Activities

Net cash provided by investing activities during the year ended May 31, 2018 was $Nil compared to net cash used in investing activities of $Nil for the year ended May 31, 2017.

Financing Activities

During the year ended May 31, 2018, we received proceeds of $241,071 from the issuance of common shares and share subscriptions. During the year ended May 31, 2016, we received proceeds of $112,535 from the issuance of common subscriptions and advances from shareholders and due to related party.

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
May 31, 2018
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Wolverine Technologies Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wolverine Technologies, Corp. (“the Company”) as of May 31, 2018, the related statements of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2018, and the results of its operations and its cash flows for the year ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has never generated revenues, is unlikely to generate earnings in the immediate or foreseeable future, has suffered recurring losses from operations and has a net capital deficiency, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT
September 28, 2018

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wolverine Technologies Corp.
British Columbia, Canada

We have audited the accompanying balance sheet of Wolverine Technologies Corp. (the “Company”) as of May 31, 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolverine Technologies Corp. as of May 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
October 4, 2017

3

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)

	May 31,	May 31,
	2018	2017
	$	$
ASSETS
Current Assets
Cash	18,982	47
Other receivable	2,112	1,733
Total Assets	21,094	1,780
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	171,812	205,436
Advances from shareholder (Note 3)	–	15,950
Short term debt – related parties (Note 3)	26,377	59,023
Total Liabilities	198,189	280,409
Stockholders’ Deficit
Common stock, 500,000,000 shares authorized, $0.001 par value 432,020,993 and 346,520,993 shares issued and outstanding at May 31, 2018 and May 31, 2017, respectively	432,021	346,521
Subscriptions received	66,328	26,798
Additional paid-in capital	5,105,472	4,882,331
Accumulated deficit	(5,780,916)	(5,534,279)
Total Stockholders’ Deficit	(177,095)	(278,629)
Total Liabilities and Stockholders’ Deficit	21,094	1,780

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2018	2017
	$	$
Operating Expenses
General and administrative	268,594	286,164
Total Operating Expenses	268,594	286,164
Net Loss Before Other Expenses	(268,594)	(286,164)
Other Income (Expense)
Interest income (expense)	(1,991)	570
Foreign exchange gain (loss)	(13,095)	1,548
Gain on settlement of debt	37,043	3,617
Write-off of interest and loans receivables (Note 3(g))	–	(15,993)
Net Loss	(246,637)	(296,422)
Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)
Weighted Average Common Shares Outstanding, Basic and Diluted	382,339,623	337,244,829

(The accompanying notes are an integral part of these financial statements)

WOLVERINE EXPLORATION INC.
Statements of Stockholders’ Deficit
For the years ended May 31, 2018 and 2017
(Expressed in U.S. dollars)

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2016	315,170,993	315,171	–	4,793,687	(5,237,857)	(128,999)
Common stock issued for cash	15,600,000	15,600	–	47,769	–	63,369
Common stock subscribed for cash	–	–	26,798	–	–	26,798
Common stock issued to settle debt	11,750,000	11,750	–	30,875	–	42,625
Common stock issued to settle related party debt	2,000,000	2,000	–	5,000	–	7,000
Common stock issued for services	2,000,000	2,000	–	5,000	–	7,000
Net loss for the year	–	–	–	–	(296,422)	(296,422)
Balance, May 31, 2017	346,520,993	346,521	26,798	4,882,331	(5,534,279)	(278,629)
Common stock subscribed for cash	–	–	66,328	–	–	66,328
Common stock issued for cash	49,800,000	49,800	(26,798)	151,741	–	174,743
Common stock issued to settle debt	31,700,000	31,700	–	63,400	–	95,100
Common stock issued to settle related party debt	4,000,000	4,000	–	8,000	–	12,000
Net loss for the year	–	–	–	–	(246,637)	(246,637)
Balance, May 31, 2018	432,020,993	432,021	66,328	5,105,472	(5,780,916)	(177,095)

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2018	2017
	$	$

Operating Activities

Net loss	(246,637)	(296,422)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid from shares issued for services	–	7,000
Gain on settlement of debt	(37,043)	(3,617)
Write-off of interest and loan receivable	–	15,993
Bad debt expense	–	2,815
Loss on foreign exchange	13,095	22,868

Changes in operating assets and liabilities:

Other receivable	(434)	–
Prepaid expenses	–	10,000
Accounts payable	76,094	130,682
Accounts payable - related parties	(11,260)	(4,401)

Net Cash Used in Operating Activities	(206,185)	(115,082)

Financing Activities

Proceeds from issuance of common stock	174,742	63,369
Proceeds from common stock subscriptions	66,328	26,798
Advances from shareholder	–	7,120
Due to related parties	(15,950)	15,248

Net Cash Provided by Financing Activities	225,120	112,535

Increase (decrease) in Cash	18,935	(2,547)

Cash, Beginning of Period	47	2,594

Cash, End of Period	18,982	47

Non-cash Investing and Financing Activities:
Payments made by shareholders on behalf of Company	7,099	13,697
Shares issued to settle accounts payable	95,100	42,625
Shares issued to settle related party accounts payable	12,000	7,000
Stock issued for prior year subscriptions	26,798	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2018
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At May 31, 2018, the Company has a working capital deficiency of $177,095 and has accumulated losses of $5,780,916 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Pronouncements

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

e)	Income Taxes

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2018
(Expressed in U.S. dollars)

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was $1,991 of interest and penalties recognized for the year ended May 31, 2018 (2017 - $0).

f)	Foreign Currency Translation

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

g)	Stock-based Compensation

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

h)	Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At May 31, 2018 and 2017, the Company had no dilutive shares outstanding.

i)	Financial Instruments and Fair Value Measures

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2018
(Expressed in U.S. dollars)

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

j)	Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2018 and 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

l)	Reclassifications

Certain comparative figures have been reclassified to conform to the current year's presentation.

3.	Related Party Transactions

(a)	During the year ended May 31, 2018, the Company incurred consulting fees of $31,325 (2017 - $30,020) to a company controlled by the President of the Company.

(b)	During the year ended May 31, 2018, the Company incurred consulting fees of $35,350 (2017 - $33,576) to a Director of the Company.

(c)	As at May 31, 2018, the Company owes $17,814 (May 31, 2017 - $21,765) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d)	As at May 31, 2018, the Company owes $8,563 (May 31, 2017 - $37,257) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(e)

As at May 31, 2018, the Company owes $0 (May 31, 2017 - $15,950) to a shareholder of the Company, which is non-interest bearing, unsecured and due on demand. On February 14, 2018, the Company issued 10,000,000 shares of common stock with a fair value of $30,000 to settle Cdn$50,000 ($39,844) of amounts owing to a shareholder, resulting in a gain on settlement of debt of $9,844.

(f)

On February 14, 2018, the Company issued 4,000,000 shares of common stock with a fair value of $12,000 to settle Cdn$20,000 ($15,938) of amounts owing to a company controlled by the President of the Company, resulting in a gain on settlement of debt of $3,938.

(g)

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

4.	Common Stock

Stock transactions during the year ended May 31, 2018:

(a)	On February 14, 2018, the Company issued 31,700,000 shares of common stock with a fair value of $95,100 to settle accounts payable of $128,205, resulting in a gain on settlement of $33,105.

(b)

On February 14, 2018, the Company issued 4,000,000 shares of common stock with a fair value of $12,000 to settle related party accounts payable of $15,938 (Cdn$20,000), resulting in a gain on settlement of $3,938.

(c)	On February 14, 2018, the Company issued 5,000,000 shares of common stock pursuant to a private placement at $0.005 per share for proceeds of $25,000.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2018
(Expressed in U.S. dollars)

(d)

On February 14, 2018, the Company issued 33,200,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $130,833 (Cdn$166,000). Proceeds of $26,798 (Cdn$36,000) which were received during the year ended May 31, 2017.

(e)

During the year ended May 31, 2018, the Company received cash proceeds of $66,328 (Cdn$85,000) relating to share subscriptions. The shares were unissued at May 31, 2018 and the amounts received have been reflected in stock subscriptions received in the balance sheet.

Stock transactions during the year ended May 31, 2017:

(a)

The Company entered into various accounts payable settlement agreements with several creditors to settle $23,086 (Cdn$31,000) of debt with the issuance of 6,200,000 shares of common stock. As at May 31, 2017, the shares have not been issued and the amounts due are reflected in accounts payables.

(b)	On September 16, 2016, the Company issued 13,100,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $50,869 (Cdn$65,500).

(c)	On September 16, 2016, the Company issued 2,500,000 shares of common stock pursuant to a private placement at $0.005 per share for proceeds of $12,500.

(d)	On September 16, 2016, the Company issued 11,750,000 shares of common stock with a fair value of $42,625 to settle accounts payable of $45,606, resulting in a gain on settlement of debt of $2,981.

(e)

On September 16, 2016, the Company issued 2,000,000 shares of common stock with a fair value of $7,000 to settle related party accounts payable of $7,620, resulting in a gain on settlement of debt of $620.

(f)

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

At May 31, 2018 and 2017, the Company had no outstanding or exercisable stock options. On September 9, 2016, 200,000 outstanding stock options exercisable at $0.05 per share expired without exercise.

6.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,715 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at May 31, 2018, the Company has not issued a bonus. During the year ended May 31, 2018, the Company recorded consulting fees of $123,230 (Cdn$157,500) (2017 - $90,609 (Cdn$120,000)), which included $93,974 (Cdn$120,000) of consulting fees under the above agreement, and additional consulting fees of $29,256 (Cdn$37,500) for the year ended May 31, 2018.

(b)

On April 14, 2015, the Company entered into a Share Exchange and Royalty Agreement pursuant to which the Company will acquire 25% interest in the process technology and cyber security company ENIGMAMobil Inc. (“Enigma”) for the purchase price of $3,000,000, to be paid in shares of common stock of the Company. The Company will also receive 25% royalty of all gross revenue received by Enigma from the sale of licenses of ENIGMAMobil™ mobile security app. The Company agreed to issue a finder’s fee to Texada Consulting Inc. consisting of 30,000,000 shares of common stock of the Company (the “Finder’s Shares”). The Agreement is subject to Wolverine and/or Enigma completing a financing of $2,500,000 and the Company increasing its authorized capital of common stock to allow for the issuance of the Shares and Finder’s Shares. Both parties mutually agreed to let the agreement expire in the current fiscal year. At May 31, 2017, the agreement has not yet closed and no shares have been issued. The agreement was extended to December 31, 2017.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2018
(Expressed in U.S. dollars)

7.	Income Taxes

The Company has net operating losses carried forward of $3,851,847 available to offset taxable income in future years which expires beginning in fiscal 2027. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. The Company is subject to examination by the IRS for tax years 2014 to 2017. The Company is also subject to income tax in Canada.

The Company was subject to United States federal and state income taxes at an approximate rate of 34% for the year ended May 31, 2017. Due to the enactment of the Tax Reform Act of 2017, the tax rate for the year ended May 31, 2018 has been reduced to 21%.

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2018	2017
	$	$
Income tax recovery at statutory rate	(51,794)	(100,783)
Valuation allowance change	51,794	100,783
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2018 and 2017, are as follows:

	2018	2017
	$	$
Mineral property costs	299,971	485,667
Net operating losses carried forward	808,888	1,225,771
Gross deferred income tax assets	1,108,859	1,711,438
Valuation allowance	(1,108,859)	(1,711,438)
Net deferred income tax asset	–	–

8.	Subsequent Events

(a)

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

(b)	Subsequent to May 31, 2018, the Company received cash proceeds of $22,373 (Cdn$29,000) for the subscription for 5,800,000 shares of the Company's common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2018 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2018, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2018 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

During the year ended May 31, 2018 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Haderer	President, Chief Executive Officer, Chief Financial Officer and Director	54	April 13, 2015
Luke Rich	Vice President, Exploration and Business Development and Director	53	June 14, 2010
David Ian Chalk	Director	59	April 13, 2015

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Richard Haderer

Mr. Haderer has worked as a regulatory consultant for Wolverine since February of 2006. Mr. Haderer has been President of PubCo Services Inc. since April 1996. PubCo Services Inc. provides regulatory consulting services to publicly traded companies. Mr. Haderer has also served as a director and officer of several publicly traded companies. From November 1989 to April 1996, Mr. Haderer worked as a Listing Analyst with the Alberta Stock Exchange (now the TSX Venture Exchange).

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2018 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2018 and 2017; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Change in
Pension
Value and
							Nonqualified	All
						Non-Equity	Deferred	Other
Name				Stock	Option	Incentive Plan	Compensation	Compensati
and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	on	Total
Position	Year	($)	($)	($)	($)*	($)	($)	($)	($)

Richard Haderer	2018	$31,325	Nil	Nil	Nil	Nil	Nil	Nil	$31,325
	2017	$30,020	Nil	Nil	Nil	Nil	Nil	Nil	$30,020
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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2018 or May 31, 2017 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2018.

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

The following table sets forth, as of September 28, 2018, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Haderer	12,030,000	2.8%
103 Huntcroft Place NE
Calgary, Alberta T2K 4E6
Luke Rich
P.O. Box 65	1,125,140	0.3%
Natuashish, NL A0P1A0
David Ian Chalk
20629 86A Ave	700,000	0.1%
Langley, British Columbia V1M 3X3
Matthew Chan
7010 Union Street	30,000,000	6.9%
Burnaby, British Columbia V5A 1H9
Directors and Officers as a Group	13,855,140	3.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 28, 2018. As of September 28, 2018, there were 432,020,993 shares of our company’s common stock issued and outstanding.

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

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31
	2018	2017
	($)	($)
Audit Fees – Sadler, Gibb & Associates, LLC	$7,500	$0
Audit Fees – MaloneBailey LLP	$7,500	$15,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,000	$15,000

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: September 28, 2018	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: September 28, 2018	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: September 28, 2018	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: September 28, 2018	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Dated: September 28, 2018	/s/ Luke Rich
Luke Rich
Director

Dated: September 28, 2018	/s/ David Chalk
David Chalk
Director