Form 10-Q
period 2018-08-31
Wolverine Technologies Corp.
filed 2018-10-26
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

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
477,270,993 common shares issued and outstanding as October 26, 2018

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.
August 31, 2018
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2018	2018
	$	$
	(Unaudited)

ASSETS

Current Assets
Cash	–	18,982
Other receivable	3,968	2,112

Total Assets	3,968	21,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Checks issued in excess of funds on deposit	6	–
Accounts payable and accrued liabilities	194,828	171,812
Short term debt – related parties (Note 3)	35,989	26,377

Total Liabilities	230,823	198,189

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 432,020,993 shares issued and outstanding at August 31, 2018 and May 31, 2018	432,021	432,021
Subscriptions received	68,610	66,328
Additional paid-in capital	5,105,472	5,105,472
Accumulated deficit	(5,832,958)	(5,780,916)

Total Stockholders’ Deficit	(226,855)	(177,095)

Total Liabilities and Stockholders’ Deficit	3,968	21,094

(The accompanying notes are an integral part of these condensed financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	August 31,	August 31,
	2018	2017
	$	$

Operating Expenses

General and administrative	52,580	51,179

Total Operating Expenses	52,580	51,179

Net Loss Before Other Expenses	(52,580)	(51,179)

Other Income (Expense)

Foreign exchange gain (loss)	538	(12,602)

Net Loss	(52,042)	(63,781)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	449,353,602	346,520,993

(The accompanying notes are an integral part of these condensed financial statements)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	August 31,	August 31,
	2018	2017
	$	$

Operating Activities

Net loss	(52,042)	(63,781)

Changes in operating assets and liabilities:

Other receivable	(1,856)	(59)
Accounts payable	23,016	39,582
Accounts payable - related parties	9,612	21,860

Net Cash Used in Operating Activities	(21,270)	(2,398)

Financing Activities

Checks issued in excess of funds on deposit	6	–
Proceeds from common stock subscriptions	2,282	3,703
Due to related parties	–	(1,276)

Net Cash Provided by Financing Activities	2,288	2,427

(Decrease) Increase in Cash	(18,982)	29

Cash, Beginning of Period	18,982	47

Cash, End of Period	–	76

Non-cash Investing and Financing Activities:
Payments made by shareholders on behalf of Company	439	158

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2018
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

The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018. In the opinion of management, the accompanying financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At August 31, 2018, the Company has a working capital deficiency of $226,855 and has accumulated losses of $5,832,958 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Related Party Transactions

(a)	During the three months ended August 31, 2018, the Company incurred consulting fees of $7,653 (2017 - $7,977) to a company controlled by the President of the Company.

(b)	During the three months ended August 31, 2018, the Company incurred consulting fees of $3,061 (2017 - $11,966) to a Director of the Company.

(c)	As at August 31, 2018, the Company owes $24,435 (May 31, 2018 - $17,814) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d)	As at August 31, 2018, the Company owes $11,554 (May 31, 2018 - $8,563) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

4.	Common Stock

Stock transactions during the three months ended August 31, 2018:

At August 31, 2018, the Company has received cash proceeds of $68,610 (Cdn$88,000) (May 31, 2017 - $66,328 (Cdn$85,000)) relating to share subscriptions for the issuance of 17,600,000 (May 31, 2017 – 17,000,000) common shares. The shares were unissued at August 31, 2018 and the amounts received have been reflected in stock subscriptions received in the balance sheet. The shares were issued on October 18, 2018 as described in Note 7(b).

F-4

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2018
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

At August 31, 2018 and 2017, the Company had no outstanding or exercisable stock options.

6.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,652 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at August 31, 2018, the Company has not issued a bonus. During the three months ended August 31, 2018, the Company recorded consulting fees of $22,957 (Cdn$30,000) (2017 - $23,931 (Cdn$30,000)).

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

7.	Subsequent Events

	(a)	Subsequent to August 31, 2018, the Company received cash proceeds of $30,106 (Cdn$41,000) for the subscription for 8,200,000 shares of the Company’s common stock.

(b)

On October 18, 2018, the Company issued 23,800,000 shares of common stock for cash proceeds of $91,064 (Cdn$119,000) of which $68,610 (Cdn$88,000) was recorded as stock subscriptions received at August 31, 2018.

	(c)	On October 18, 2018, the Company issued 21,450,000 shares of common stock to settle $82,073 (Cdn$107,250) of debt.

F-5

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $226,855 as of August 31, 2018, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2018. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at August 31, 2018 we had cash in the amount of $Nil and a working capital deficiency in the amount of $226,855. As of August 31, 2018, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at August 31, 2018, we had a cash balance of $Nil. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2019.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements. For information regarding our Critical Accounting Policies, see the “Application of Critical Accounting Policies” section in our Form 10-K.

Results of Operations

Three Months Ended August 31, 2018 and August 31, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2018 which are included herein.

Three month summary ending August 31, 2018 and August 31, 2017

		Three Months Ended

		August 31, 2018		August 31, 2017
Revenue	$	Nil	$	Nil
Operating Expenses		$(52,580)		$(51,179)
Other expense		$538		$(12,602)
Net Loss		$(52,042)		$(63,781)

Expenses

Our operating expenses for the three month periods ended August 31, 2018 and August 31, 2017 are outlined in the table below:

	Three Months Ended

	August 31, 2018	August 31, 2017
General and administrative	$52,580	$51,179
Foreign exchange gain (loss)	$538	$(12,602)

General and administrative expenses increased by $1,401 from $51,179 during the three months ended August 31, 2017 to $52,580 during the three months ended August 31, 2018 primarily as a result of an increase in professional fees from tax services performed in Q1 2018. This increase was partially offset by a decrease in technology related consulting fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	August 31,	May 31,
	2018	2018
Current assets	$3,968	$21,094
Current liabilities	(230,823)	(198,189)
Working capital (deficit)	$(226,855)	$(177,095)

Cash Flows

	Three Months Ended

	August 31,	August 31,
	2018	2017
Net Cash Used in Operating Activities	$(21,270)	$(2,398)
Net Cash Provided by Financing Activities	2,288	2,427
Net increase (decrease) in cash during period	$(18,982)	$29

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2018, was $21,270 compared to $2,398 during the three months ended August 31, 2017. The increase was primarily a result of a smaller increase in accounts payable and accounts payable to related parties.

Financing Activities

During the three months ended August 31, 2018, we received $2,282 through the issuance of shares/shares subscribed in private placements and net shareholder advances. In the comparable period, the Company received $3,703 through the issuance of shares/shares subscribed in private placements and the repayment of shareholder advances in the amount of $1,276.

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

As of August 31, 2018, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2018, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are not currently conducting any exploration and are in the initial stages of exploration of the Labrador Claims, and thus have no way to evaluate the likelihood of whether our company will be able to operate our business successfully. Our Company was incorporated on February 23, 2006 and to date we have been involved primarily in organizational activities, obtaining financing and preliminary exploration of the Labrador Claims. We have not earned any revenues and we have never achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that our company plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that its business will prove successful, and we can provide no assurance to investors that our company will generate any operating revenues or ever achieve profitable operations. If our company is unsuccessful in addressing these risks its business will likely fail and you will lose your entire investment in this offering.

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

Because of the inherent dangers involved in base and precious metal exploration, there is a risk that our company may incur liability or damages as we conduct our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2018, we issued 23,800,000 shares of our common stock in a private placement at a purchase price of $0.004 (CDN $0.005) raising gross proceeds of $90,440 (CDN $119,000). We have issued all of the shares to six (6) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 18, 2018, we issued 21,150,000 shares of our common stock pursuant to debt settlement agreements with twenty-six (26) individuals. The deemed price of the shares issued was $0.0043 (CDN $0.005) per share. We have issued all of the shares to twenty-six (26) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 18, 2018, we issued 300,000 shares of our common stock pursuant to a debt settlement agreements with one individual. The deemed price of the shares issued was USD $0.004 (CDN $0.005) per share. We have issued all of the securities to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

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

Exhibit
Number	Description

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: October 26, 2018	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)