Form 10-Q
period 2018-11-30
Wolverine Technologies Corp.
filed 2019-01-15
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

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
478,270,993 common shares issued and outstanding as January 15, 2019.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended November 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.
November 30, 2018
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)

	November 30,	May 31,
	2018	2018
	$	$
	(Unaudited)
ASSETS

Current Assets

Cash	155	18,982
Other receivable	3,947	2,112

Total Assets	4,102	21,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	144,866	171,812
Short term debt – related parties (Note 3)	51,083	26,377

Total Liabilities	195,949	198,189

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 477,270,993 shares issued and outstanding at November 30, 2018 (May 31, 2018 – 432,020,993 shares)	477,271	432,021
Subscriptions received	12,220	66,328
Additional paid-in capital	5,238,347	5,105,472
Accumulated deficit	(5,919,685)	(5,780,916)

Total Stockholders’ Deficit	(191,847)	(177,095)

Total Liabilities and Stockholders’ Deficit	4,102	21,094

The accompanying notes are an integral part of these condensed financial statements.

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017
	$	$	$	$
Operating Expenses

General and administrative	84,791	49,573	137,371	100,530
Mineral exploration costs	–	–	–	222

Total Operating Expenses	84,791	49,573	137,371	100,752

Net Loss Before Other Expenses	(84,791)	(49,573)	(137,371)	(100,752)

Other Income (Expense)

Foreign exchange gain (loss)	1,150	5,337	1,688	(7,265)
Loss on settlement of debt	(3,086)	–	(3,086)	–

Net Loss	(86,727)	(44,236)	(138,769)	(108,017)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	465,501,213	346,520,993	457,383,288	346,520,993

The accompanying notes are an integral part of these condensed financial statements.

WOLVERINE TECHNOLOGIES CORP.
Statements of Changes in Stockholders’ Deficit
For the six months ended November 30, 2018 and the year ended May 31, 2018
(Expressed in U.S. dollars)
(Unaudited)

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2017	346,520,993	346,521	26,798	4,882,331	(5,534,279)	(278,629)

Common stock subscribed for cash	–	–	66,328	–	–	66,328

Common stock issued for cash	49,800,000	49,800	(26,798)	151,741	–	174,743

Common stock issued to settle debt	31,700,000	31,700	–	63,400	–	95,100

Common stock issued to settle related party debt	4,000,000	4,000	–	8,000	–	12,000

Net loss for the period	–	–	–	–	(246,637)	(246,637)

Balance, May 31, 2018	432,020,993	432,021	66,328	5,105,472	(5,780,916)	(177,095)

Common stock subscribed for cash	–	–	12,220	–	–	12,220

Common stock issued for cash	23,800,000	23,800	(66,328)	68,525	–	25,997

Common stock issued to settle debt	6,850,000	6,850	–	20,550	–	27,400

Common stock issued to settle

related party debt	14,600,000	14,600	–	43,800	–	58,400

Net loss for the period	–	–	–	–	(138,769)	(138,769)

Balance, November 30, 2018	477,270,993	477,271	12,220	5,238,347	(5,919,685)	(191,847)

The accompanying notes are an integral part of these condensed financial statements.

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six	Six
	Months	Months
	Ended	Ended
	November 30,	November 30,
	2018	2017
	$	$

Operating Activities

Net loss	(138,769)	(108,017)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on settlement of debt	3,086	–
Effect of foreign currency on cash	–	(7,265)

Changes in operating assets and liabilities:

Other receivable	(1,835)	(1,829)
Accounts payable	(532)	69,991
Accounts payable - related parties	79,125	22,700

Net Cash Used in Operating Activities	(58,925)	(24,420)

Financing Activities

Proceeds from issuance of common stock	25,997	–
Proceeds from common stock subscriptions	12,220	20,665
Advances from shareholder	1,881	9,488
Repayment on advances to shareholder	–	(5,780)

Net Cash Provided by Financing Activities	40,098	24,373

Change in Cash	(18,827)	(47)

Cash, Beginning of Period	18,982	47

Cash, End of Period	155	–

Non-cash Investing and Financing Activities:
Payments made by shareholders on behalf of Company	3,998	7,969
Accounts payable transferred to Advances from Shareholders	–	38,791
Shares issued to settle accounts payable	27,400	–
Shares issued to settle related party accounts payable	58,400	–
Stocks issued for prior year subscriptions	66,328	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these condensed financial statements.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2018
(Expressed in U.S. dollars)
(unaudited)

1.	Organization and basis of presentation

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

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is May 31. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted.

The accompanying financial statements of Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2018. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At November 30, 2018, the Company has a working capital deficiency of $191,847 and has accumulated losses of $5,919,685 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Related Party Transactions

(a)	During the six months ended November 30, 2018, the Company incurred consulting fees of $15,291 (2017 - $10,734) to a company controlled by the President of the Company.

(b)	During the six months ended November 30, 2018, the Company incurred consulting fees of $14,518 (2017 - $11,966) to a Director of the Company.

(c)	As at November 30, 2018, the Company owes $27,306 (May 31, 2018 - $17,814) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d)	As at November 30, 2018, the Company owes $21,896 (May 31, 2018 - $8,563) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(e)	As at November 30, 2018, the Company owes $1,881 (May 31, 2018 - $nil) to a shareholder of the Company, which is non-interest bearing, unsecured and due on demand.

F-4

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2018
(Expressed in U.S. dollars)
(unaudited)

4.	Common Stock

Stock transactions during the six months ended November 30, 2018:

(a)	On October 15, 2018, the Company issued 6,850,000 shares of common stock with a fair value of $27,400 to settle accounts payable of $26,414, resulting in a loss on settlement of $986.

(b)	On October 15, 2018, the Company issued 14,600,000 shares of common stock with a fair value of $58,400 to settle related party accounts payable of $56,300, resulting in a loss on settlement of $2,100.

(c)

On October 15, 2018, the Company issued 23,800,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $92,325 (Cdn$119,000). Proceeds of $66,328 (Cdn$85,000) were received during the year ended May 31, 2018.

(d)

During the six months ended November 30, 2018, the Company received cash proceeds of $12,220 (Cdn$16,000) relating to share subscriptions. The shares were unissued at November 30, 2018 and the amounts received for these shares have been reflected in stock subscriptions received in the balance sheet.

At November 30, 2018 and 2017, the Company had no dilutive shares, or common stock equivalents.

5.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

At November 30, 2018 and 2017, the Company had no outstanding or exercisable stock options.

6.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,525 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at November 30, 2018, the Company has not issued a bonus. During the six months ended November 30, 2018, the Company recorded consulting fees of $45,871 (Cdn$60,000) (2017 - $47,206 (Cdn$60,000)).

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

(a)

On December 1, 2018, the Company entered into a debt settlement agreement with a non-related third party whereby the Company agreed to settle $5,000 of debt through the issuance of 1,000,000 shares of common stock at a deemed issuance price of $0.005 per share.

(b)	Subsequent to November 30, 2018, the Company received cash proceeds of $22,500 relating to share subscriptions.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $191,847 as of November 30, 2018, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2018. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at November 30, 2018 we had cash in the amount of $155 and a working capital deficiency in the amount of $191,847. As of November 30, 2018, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at November 30, 2018, we had a cash balance of $155. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2019.

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

Results of Operations

Three Months Ended November 30, 2018 and November 30, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2018 which are included herein.

Three month summary ending November 30, 2018 and November 30, 2017

		Three Months Ended

		November 30, 2018		November 30, 2017
Revenue	$	Nil	$	Nil
Operating Expenses		$(84,791)		$(49,573)
Other income (expense)		$(1,936)		$5,337
Net Loss		$(86,727)		$(44,236)

Expenses

Our operating expenses for the three month periods ended November 30, 2018 and November 30, 2017 are outlined in the table below:

	Three Months Ended

	November 30, 2018	November 30, 2017
General and administrative	$(84,791)	$(49,573)
Foreign exchange gain (loss)	$1,150	$5,337

General and administrative expenses increased by $35,218 from $49,573 during the three months ended November 30, 2017 to $84,791 during the three months ended November 30, 2018 primarily as a result of a $35,447 increase in consulting fees.

Six Months Ended November 30, 2018 and November 30, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2018 which are included herein.

Six month summary ending November 30, 2018 and November 30, 2017

		Six Months Ended

		November 30, 2018		November 30, 2017
Revenue	$	Nil	$	Nil
Operating Expenses		$(137,371)		$(100,530)
Mineral exploration costs		$-		$(222)
Other income (expense)		$(1,398)		$(7,265)
Net Loss		$(138,769)		$(108,017)

Expenses

Our operating expenses for the six month periods ended November 30, 2018 and November 30, 2017 are outlined in the table below:

	Six Months Ended

	November 30, 2018	November 30, 2017
General and administrative	$(137,371)	$(100,530)
Foreign exchange gain (loss)	$1,688	$(7,265)

General and administrative expenses increased by $36,841 from $100,530 during the six months ended November 30, 2017 to $137,371 during the six months ended November 30, 2018 primarily as a result of a $25,244 increase in consulting fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	November 30,	May 31,
	2018	2018
Current assets	$4,102	$21,094
Current liabilities	(195,949)	(198,189)
Working capital (deficit)	$(191,847)	$(177,095)

Cash Flows

	Six Months Ended

	November 30,	November 30,
	2018	2017
Net Cash Used in Operating Activities	$(58,925)	$(24,420)
Net Cash Provided by Financing Activities	40,098	24,373
Net change in cash during period	$(18,827)	$(47)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2018, was $58,925 compared to $24,420 during the six months ended November 30, 2017. The increase was primarily a result of increased operating expenses during the six months ended November 30, 2018 as compared to 2017.

Financing Activities

During the six months ended November 30, 2018, we received $40,098 through the issuance of shares/shares subscribed in private placements and net shareholder advances. In the comparable period, the Company received $24,373 in shares subscribed in private placements, net shareholder advances and the repayment of shareholder advances in the amount of $5,780.

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

As of November 30, 2018, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2018, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2018, we issued 23,800,000 shares of our common stock in a private placement at a purchase price of $0.004 (CDN $0.005) raising gross proceeds of $92,325 (CDN $119,000). We have issued all of the shares to six (6) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 18, 2018, we issued 21,150,000 shares of our common stock pursuant to debt settlement agreements with twenty-six (26) individuals. The deemed price of the shares issued was $0.004 (CDN $0.005) per share. We have issued all of the shares to twenty-six (26) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: January 15, 2019	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)