Form 10-Q
period 2019-02-28
Wolverine Technologies Corp.
filed 2019-06-19
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

778.297.4409
(Registrant's telephone number, including area code)

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

[ X ] YES   [  ]  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ X ]
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

[  ]  YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
477,270,993 common shares issued and outstanding as June 19, 2019

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 28, 2019 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.

February 28, 2019

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2019 $	May 31, 2018 $
	(Unaudited)
ASSETS

Current Assets

Cash	3	18,982
Other receivable	5,865	2,112

Total Assets	5,868	21,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	165,492	171,812
Short term debt - related parties	45,137	26,377

Total Liabilities	210,629	198,189

Stockholders' Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 477,270,993 shares issued and outstanding at February 28, 2019 (May 31, 2018 - 432,020,993 shares)	477,271	432,021
Subscriptions received	46,032	66,328
Additional paid-in capital	5,238,347	5,105,472
Accumulated deficit	(5,966,411)	(5,780,916)

Total Stockholders' Deficit	(204,761)	(177,095)

Total Liabilities and Stockholders' Deficit	5,868	21,094

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
	$	$	$	$

Operating Expenses

General and administrative	46,061	102,156	183,432	202,686
Mineral exploration costs	-	-	-	222

Total Operating Expenses	46,061	102,156	183,432	202,908

Net Loss Before Other Expenses	(46,061)	(102,156)	(183,432)	(202,908)

Other Income (Expense)

Foreign exchange gain (loss)	(665)	(5,521)	1,023	(12,786)
Loss on settlement of debt	-	(38)	(3,086)	(38)

Net Loss	(46,726)	(107,715)	(185,495)	(215,732)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	477,270,993	358,016,549	454,065,865	369,829,052

WOLVERINE TECHNOLOGIES CORP.

Statements of Changes in Stockholders' Deficit

For the three and nine months ended February 28, 2019 and 2018

(Expressed in U.S. dollars)

(Unaudited)

	Three Month Periods Ended February 28, 2018 and 2019
				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, November 30, 2017	346,520,993	346,521	47,463	4,882,331	(5,642,296)	(365,981)
Common stock subscribed for cash	–	–	153,099	–	–	153,099
Common stock issued for cash	38,200,000	38,200	(154,854)	116,653	–	(1)
Common stock issued to settle debt	31,700,000	31,700	–	100,430	–	132,130
Common stock issued to settle related party debt	4,000,000	4,000	–	8,000	–	12,000
Net loss for the period	–	–	–	–	(107,715)	(107,715)
Balance, February 28, 2018	420,420,993	420,421	45,708	5,107,414	(5,750,011)	(176,468)
Balance, November 30, 2018	477,270,993	477,271	12,220	5,238,347	(5,919,685)	(191,847)
Common stock subscribed for cash	–	–	33,812	–	–	33,812
Net loss for the period	–	–	–	–	(46,726)	(46,726)
Balance, February 28, 2019	477,270,993	477,271	46,032	5,238,347	(5,966,411)	(204,761)

	Nine Month Periods Ended February 28, 2018 and 2019
				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2017	346,520,993	346,521	26,798	4,882,331	(5,534,279)	(278,629)
Common stock subscribed for cash	–	–	173,764	–	–	173,764
Common stock issued for cash	38,200,000	38,200	(154,854)	116,653	–	(1)
Common stock issued to settle debt	31,700,000	31,700	–	100,430	–	132,130
Common stock issued to settle related party debt	4,000,000	4,000	–	8,000	–	12,000
Net loss for the period	–	–	–	–	(215,732)	(215,732)
Balance, February 28, 2018	420,420,993	420,421	45,708	5,107,414	(5,750,011)	(176,468)
Balance, May 31, 2018	432,020,993	432,021	66,328	5,105,472	(5,780,916)	(177,095)
Common stock subscribed for cash	–	–	46,032	–	–	46,032
Common stock issued for cash	23,800,000	23,800	(66,328)	68,525	–	25,997
Common stock issued to settle debt	6,850,000	6,850	–	20,550	–	27,400
Common stock issued to settle related party debt	14,600,000	14,600	–	43,800	–	58,400
Net loss for the period	–	–	–	–	(185,495)	(185,495)
Balance, February 28, 2019	477,270,993	477,271	46,032	5,238,347	(5,966,411)	(204,761)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	February 28,	February 28,
	2019	2018
	$	$

Operating Activities

Net loss	(185,495)	(215,732)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	3,086	38
Effect of foreign currency on cash	-	(12,786)

Changes in operating assets and liabilities:

Other receivable	(3,753)	(5,575)
Accounts payable	20,094	122,498
Accounts payable - related parties	72,925	(11,832)

Net Cash Used in Operating Activities	(93,143)	(123,389)

Financing Activities

Proceeds from issuance of common stock	25,997	129,035
Proceeds from common stock subscriptions	46,032	45,708
Advances from shareholder	2,135	10,805
Repayment on advances to shareholder	-	(32,903)

Net Cash Provided by Financing Activities	74,164	152,645

Change in Cash	(18,979)	29,256

Cash, Beginning of Period	18,982	47

Cash, End of Period	3	29,303

Non-cash Investing and Financing Activities:
Payments made by shareholders on behalf of Company	3,302	7,021
Shares issued to settle accounts payable	27,400	126,750
Shares issued to settle related party accounts payable	58,400	16,400
Stocks issued for prior year subscriptions	66,328	26,798

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 28, 2019
(Expressed in U.S. dollars)
(unaudited)

1. Organization and basis of presentation

Wolverine Technologies Corp. (the "Company") was incorporated in the State of Nevada on February 23, 2006. The Company's prior principal business was the acquisition and exploration of mineral resources. The Company had not determined that its properties contain mineral reserves that were economically recoverable, financing had not yet become available, and commodity prices had not fully recovered. Therefore, management decided to change the focus of the Company to include cyber security. Effective August 12, 2015, the Company changed its name from Wolverine Exploration Inc. to Wolverine Technologies Corp.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is May 31. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted.

The accompanying financial statements of Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2018. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At February 28, 2019, the Company has a working capital deficiency of $204,761 and has accumulated losses of $5,966,411 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Related Party Transactions

(a) During the nine months ended February 28, 2019, the Company incurred consulting fees of $22,928 (2018 - $26,766) to a company controlled by the President of the Company.

(b) During the nine months ended February 28, 2019, the Company incurred consulting fees of $14,518 (2018 - $23,418) to a Director of the Company.

(c) As at February 28, 2019, the Company owes $32,668 (May 31, 2018 - $17,814) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d) As at February 28, 2019, the Company owes $10,334 (May 31, 2018 - $8,563) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(e) As at February 28, 2019, the Company owes $2,135 (May 31, 2018 - $nil) to a shareholder of the Company, which is non-interest bearing, unsecured and due on demand.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
February 28, 2019
(Expressed in U.S. dollars)
(unaudited)

4. Common Stock

Stock transactions during the nine months ended February 28, 2019:

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

(d) During the nine months ended February 28, 2019, the Company received cash proceeds of $46,032 (Cdn$61,000) relating to share subscriptions. The shares were unissued at February 28, 2019 and the amounts received for these shares have been reflected in stock subscriptions received in the balance sheet.

At February 28, 2019 and 2018, the Company had no dilutive shares, or common stock equivalents.

5. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

At February 28, 2019 and 2018, the Company had no outstanding or exercisable stock options.

6. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,600 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at February 28, 2019, the Company has not issued a bonus. During the nine months ended February 28, 2019, the Company recorded consulting fees of $68,785 (Cdn$90,000). During the nine months ended February 28, 2018, the Company recorded consulting fees of $94,042 (Cdn$120,000), which included $70,531 (Cdn$90,000) of consulting fees under the above agreement, and additional consulting fees of $23,511 due to an increase in financing activities (Cdn$30,000) for the three months ended February 28, 2018.

(b) On April 19, 2016, the Company signed a Share Purchase Agreement with a Director of the Company, whereby the Company will issue, in a private placement, 400,000,000 shares of common stock of the Company in consideration for one-third of the net proceeds that the Director will receive from the sale of the Director's 15% interest in Decision-Zone Inc. The Agreement is subject to the Company increasing its authorized capital of common stock to allow for the issuance of the shares to the Director. As of the date of this filing, the agreement has not yet closed.

7. Subsequent events

Subsequent to February 28, 2019, the Company received cash proceeds of US$43,785 (Cdn$56,950) relating to share subscriptions.

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

As used in this quarterly report, the terms "we", "us", "our", the "Company" and "Wolverine" mean Wolverine Technologies Corp., unless otherwise indicated.

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

On April 19, 2016, Wolverine entered into a Share Purchase Agreement with our Director, David Chalk, pursuant to which we have agreed to issue in a private placement 400,000,000 shares of our common stock in consideration for one-third of the net proceeds that Mr. Chalk may realize from the sale of Mr. Chalk's 15% equity interest in Decision-Zone Inc., a privately held cyber-security software company based in Ontario, Canada. The Agreement is subject to our Company increasing its authorized capital to allow for the issuance of the consideration shares. As of the date of this filing, the agreement has not yet closed.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $204,761 as of February 28, 2019, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2018. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 28, 2019 we had cash in the amount of $3 and a working capital deficiency in the amount of $204,761.  As of February 28, 2019, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Phase 1 Program Proposed Expenditures	$CDN
Project Management/Staff Costs	$7,500
Geologists/technicians (mapping, prospecting compilation, reporting)	$18,000
Geochemistry - Assaying rock/core (approx. 200 samples)	$6,000
Field Costs (transportation, accommodation, fuel, etc.)	$7,500
Trenching	$7,500
Diamond Drilling - 300 meters all inclusive	$42,000
Subtotal:	$88,500
Contingency ~ 13%	$11,500
Phase 1 Total	$100,000

As at February 28, 2019, we had a cash balance of $3. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2020.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements. For information regarding our Critical Accounting Policies, see the "Application of Critical Accounting Policies" section in our Form 10-K.

Results of Operations

Three Months Ended February 28, 2019 and February 28, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2019 which are included herein.

Three month summary ending February 28, 2019 and February 28, 2018

		Three Months Ended
		February 28, 2019		February 28, 2018
Revenue	$	Nil	$	Nil
Operating Expenses		$(46,061)		$(102,156)
Other income (expense)		$(665)		$(5,559)
Net Loss		$(46,726)		$(107,715)

Expenses

Our operating expenses for the three month periods ended February 28, 2019 and February 28, 2018 are outlined in the table below:

	Three Months Ended
	February 28, 2019	February 28, 2018
General and administrative	$(46,061)	$(102,156)
Mineral exploration costs	$-	$-
Foreign exchange gain (loss)	$(665)	$(5,521)
Loss on settlement of debt	$-	$(38)

General and administrative expenses decreased by $56,095 from $102,156 during the three months ended February 28, 2018 to $46,061 during the three months ended February 28, 2019 primarily as a result of a $40,353 decrease in consulting fees due to a decrease in financing activities.

Nine Months Ended February 28, 2019 and February 28, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2019 which are included herein.

Nine month summary ending February 28, 2019 and February 28, 2018

		Nine Months Ended
		February 28, 2019		February 28, 2018
Revenue	$	Nil	$	Nil
General and administrative		$(183,432)		$(202,686)
Mineral exploration costs		$-		$(222)
Other income (expense)		$(2,063)		$(12,824)
Net Loss		$(185,495)		$(215,732)

Expenses

Our operating expenses for the nine month periods ended February 28, 2019 and February 28, 2018 are outlined in the table below:

	Nine Months Ended
	February 28, 2019	February 28, 2018
General and administrative	$(183,432)	$(202,686)
Mineral exploration costs	$-	$(222)
Foreign exchange gain (loss)	$1,023	$(12,786)
Loss on settlement of debt	$(3,086)	$(38)

General and administrative expenses decreased by $19,254 from $202,686 during the nine months ended February 28, 2018 to $183,432 during the nine months ended February 28, 2019 primarily as a result of a $15,109 decrease in consulting fees due to a decrease in financing activities.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At February 28, 2019	As At May 31, 2018
Current assets	$5,868	$21,094
Current liabilities	(210,629)	(198,189)
Working capital (deficit)	$(204,761)	$(177,095)

Cash Flows

	Nine Months Ended
	February 28, 2019	February 28, 2018
Net Cash Used in Operating Activities	$(93,143)	$(123,389)
Net Cash Provided by Financing Activities	74,164	152,645
Net change in cash during period	$(18,979)	$29,256

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2019, was $93,143 compared to $123,389 during the nine months ended February 28, 2018.  The decrease was primarily a result of decreased operating expenses during the nine months ended February 28, 2019 as compared to 2018.

Financing Activities

During the nine months ended February 28, 2019, we received $74,164 through the issuance of shares/shares subscribed in private placements and shareholder advances. In the comparable period, the Company received $152,645 in shares subscribed in private placements, shareholder advances and the repayment of shareholder advances in the amount of $32,903.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

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

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

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

As of February 28, 2019, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2018, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings

Item 1A.  Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

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

Because access to our company's mineral claims is often restricted by inclement weather, we will be delayed in exploration and any future mining efforts.

Access to the Labrador mineral claims is restricted to the period between May and November of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our company's inability to meet deadlines for exploration expenditures as defined by the Province of Newfoundland and Labrador. This could cause the business venture to fail and the loss of your entire investment unless our company can meet the deadlines.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: June 19, 2019	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)