Form 10-K
period 2019-05-31
Wolverine Technologies Corp.
filed 2019-09-16
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x]	Smaller reporting company [x]
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

Yes [  ] No [X]

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2018 was $2,409,762 based on a market price of $0.0052 (per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

499,970,993 shares of common stock issued & outstanding as of September 13, 2019.

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

Our business is conducted by independent contractors which include our officers and directors, among others. As of May 31, 2019, the company had three consultants PubCo Services Inc. (Richard Haderer), Texada Consulting Inc. (Bruce Costerd), and David Chalk engaged on a non-exclusive, part time basis, and several other IR, administrative, and accounting consultants who are engaged on an intermittent, as needed basis. Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We have to date, and plan to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often unique experience and knowledge that local persons have related to certain properties.

The Company’s objectives for the next twelve months include:

•	With respect to the Cache River Property, a program of prospecting, followed by trenching (if warranted) is recommended to field check all remaining IP anomalies prior to outlining additional diamond drill holes;

•	To complete the Share Purchase Agreement with David Chalk.

We have suffered recurring losses from operations and anticipate generating losses for the foreseeable future. The continuation of our business is dependent upon obtaining further financing, completing a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Cache River Property –Labrador, Canada

Technical Report

Wolverine commissioned G Timothy Froude, B.Sc., P. Geo., a licensed member of the Professional Engineers and Geoscientists of Newfoundland and Labrador to complete a Technical Report on the Cache River Property. The Technical Report, a report compliant with National Instrument 43-101, is dated March 18, 2015 and has been filed on SEDAR at www.sedar.com in conjunction with this Prospectus. The following information concerning the Cache River Property is derived from the Technical Report. The scientific and technical information contained in this 10-K relating to the Cache River Property is supported by the Technical Report, which is subject to certain assumptions, qualifications, and procedures described therein.

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

Phase 1 Program Proposed Expenditures	CDN
Project Management/Staff Costs	$7,500
Geologists/technicians (mapping, prospecting compilation, reporting)	$18,000
Geochemistry - Assaying rock/core (approx. 200 samples)	$6,000
Field Costs (transportation, accommodation, fuel, etc.)	$7,500
Trenching	$7,500
Diamond Drilling – 300 meters all inclusive	$42,000
Subtotal:		$88,500
	Contingency ~ 13%	$11,500
Phase 1 Total		$100,000

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

We are not currently conducting any exploration and are in the initial stages of exploration of the Labrador Claims, and thus have no way to evaluate the likelihood whether our company will be able to operate our business successfully. Our Company was incorporated on February 23, 2006 and to date we have been involved primarily in organizational activities, obtaining financing and preliminary exploration of the Labrador Claims. We have not earned any revenues and we have never achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that our company plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that its business will prove successful, and we can provide no assurance to investors that our company will generate any operating revenues or ever achieve profitable operations. If our company is unsuccessful in addressing these risks its business will likely fail and you will lose your entire investment in this offering.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2019 financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue, has a working capital deficiency, and has incurred operating losses since inception. As a result, our company’s auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Stockholders of Our Common Shares

As of the date of this annual report, we have 215 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2019.

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

As of September 13, 2019 we have 215 registered stockholders and 499,970,993 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2019.

Recent Sales of Unregistered Securities

On October 18, 2018, we issued 17,000,000 shares of our common stock for proceeds of $66,328 (CDN $85,000) received in the prior year from a private placement at a purchase price of $0.004 (CDN $0.005) . We have issued all of the shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 18, 2018, we issued 6,800,000 shares of our common stock for proceeds of $25,997 (CDN $34,000) received during the year ended May 31, 2019 in a private placement at a purchase price of $0.004 (CDN $0.005) . We have issued all of the shares to four (4) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

On August 23, 2019, we issued 16,200,000 shares of our common stock in a private placement at a purchase price of $0.004 (CDN $0.005) raising gross proceeds of $60,862 (CDN $81,000). We have issued all of the shares to nine (9) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 23, 2019, we issued 3,000,000 shares of our common stock in a private placement at a purchase price of $0.0026 (CDN $0.0035) raising gross proceeds of $7,885 (CDN $10,500). We have issued all of the shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 23, 2019, we issued 2,000,000 shares of our common stock in a private placement at a purchase price of $0.00225 (CDN $0.003) raising gross proceeds of $4,505 (CDN $6,000). We have issued all of the shares to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 23, 2019 we issued 1,000,000 shares of our common stock pursuant to debt settlement agreements with one (1) individual. The deemed price of the shares issued was $0.00375 (CDN $0.005) per share. We have issued all of the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 23, 2019 we issued 500,000 shares of our common stock pursuant to debt settlement agreements with one (1) individual. The deemed price of the shares issued was $0.00225 (CDN $0.003) per share. We have issued all of the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Wolverine did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2019.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2019 and 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 12 of this annual report.

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

Not accounting for our working capital deficit of $235,066 as of May 31, 2019, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2019. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we did not have any cash and a working capital deficit in the amount of $235,066 as of May 31, 2019, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $100,000 for the exploration program on the Cache River Property.

As at May 31, 2019, we did not have any cash. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending May 31, 2020.

Results of Operations for the Years Ended May 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2019 and 2018.

Our operating results for the years ended May 31, 2019 and 2018 are summarized as follows:

	Year Ended
	May 31
	2019	2018
Revenue	$–	$–
Operating expenses	$(233,526)	$(268,594)
Other income (expenses)	$2,896	$21,957
Net loss	$(230,630)	$(246,637)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2019 and 2018 are outlined in the table below:

	Year Ended
	May 31
	2019	2018
General and administrative	$233,526	$268,594
Mineral exploration costs	$-	$-
Total expenses	$233,526	$268,594

The decrease in operating expenses for the year ended May 31, 2019 of $35,068, compared to the same period in fiscal 2018, was mainly due to a $23,372 decrease in consulting fees, a $2,404 decrease in travel and entertainment expenses and a $4,074 decrease in professional fees. The decreases in these expenses were due to a decrease in financing activities.

Liquidity and Financial Condition

Working Capital

	At	At
	May 31,	May 31,
	2019	2018
Current assets	$3,592	$21,094
Current liabilities	238,658	198,189
Working deficit	$(235,066)	$(177,095)

Cash Flows

	Year Ended
	May 31
	2019	2018
Net Cash Used in Operating Activities	$(108,071)	$(206,185)
Net Cash Provided by (Used in) investing activities	-	-
Net Cash Provided by Financing Activities	89,089	225,120
Net change in cash during period	$(18,982)	$(18,935)

Operating Activities

Net cash used in operating activities during the year ended May 31, 2019 was $108,071 compared to $206,185 for the year ended May 31, 2018. The decrease was primarily a result of decreased operating expenses during year ended May 31, 2019 as compared to 2018, and an increase of $85,710 in accounts payables owed to related parties.

Investing Activities

Net cash provided by investing activities during the year ended May 31, 2019 was $Nil compared to net cash used in investing activities of $Nil for the year ended May 31, 2018.

Financing Activities

During the year ended May 31, 2019, we received proceeds of $89,089 from financing activities, which included proceeds from short-term advances ($2,230), issuance of common shares ($25,997), and share subscriptions ($60,862). During the year ended May 31, 2018, we received proceeds of $225,120 from financing activities, which included proceeds from the issuance of common shares ($174,742) and share subscriptions ($66,328) offset by the repayment of short-term advances ($15,950).

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

May 31, 2019

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Wolverine Technologies Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wolverine Technologies Corp. (“the Company”) as of May 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT
September 13, 2019

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2019 $	May 31, 2018 $

ASSETS

Current Assets

Cash	-	18,982
Other receivable	3,592	2,112

Total Assets	3,592	21,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	191,901	171,812
Short term debt - related parties (Note 3)	46,757	26,377

Total Liabilities	238,658	198,189

Stockholders' Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 477,270,993 and 432,020,993 shares issued and outstanding at May 31, 2019 and May 31, 2018, respectively	477,271	432,021
Subscriptions received	60,862	66,328
Additional paid-in capital	5,238,347	5,105,472
Accumulated deficit	(6,011,546)	(5,780,916)

Total Stockholders' Deficit	(235,066)	(177,095)

Total Liabilities and Stockholders' Deficit	3,592	21,094

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2019	2018
	$	$

Operating Expenses

General and administrative	233,526	268,594

Total Operating Expenses	233,526	268,594

Net Loss Before Other Expenses	(233,526)	(268,594)

Other Income (Expense)

Interest income (expense)	-	(1,991)
Foreign exchange gain (loss)	3,516	(13,095)
Gain on extinguishment of liabilities	2,466	-
Gain (loss) on settlement of debt	(3,086)	37,043

Net Loss	(230,630)	(246,637)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	473,292,774	382,339,623

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Stockholders' Deficit

For the years ended May 31, 2019 and 2018

(Expressed in U.S. dollars)

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2017	346,520,993	346,521	26,798	4,882,331	(5,534,279)	(278,629)
Common stock subscribed for cash	-	-	66,328	-	-	66,328
Common stock issued for cash	49,800,000	49,800	(26,798)	151,741	-	174,743
Common stock issued to settle debt	31,700,000	31,700	-	63,400	-	95,100
Common stock issued to settle related party debt	4,000,000	4,000	-	8,000	-	12,000
Net loss for the period	-	-	-	-	(246,637)	(246,637)
Balance, May 31, 2018	432,020,993	432,021	66,328	5,105,472	(5,780,916)	(177,095)
Common stock subscribed for cash	-	-	60,862	-	-	60,862
Common stock issued for cash	6,800,000	6,800	-	19,197	-	25,997
Common stock issued for subscription payable	17,000,000	17,000	(66,328)	49,328	-	-
Common stock issued to settle debt	21,450,000	21,450	-	64,350	-	85,800

Net loss for the period	-	-	-	-	(230,630)	(230,630)

Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2019	2018
	$	$
Operating Activities

Net loss	(230,630)	(246,637)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(2,466)	-
Loss (gain) on settlement of debt	3,086	(37,043)
Loss on foreign exchange	-	13,095

Changes in operating assets and liabilities:

Other receivable	(1,480)	(434)
Accounts payable	48,969	76,094
Accounts payable - related parties	74,450	(11,260)

Net Cash Used in Operating Activities	(108,071)	(206,185)

Financing Activities

Proceeds from issuance of common stock	25,997	174,742
Proceeds from common stock subscriptions	60,862	66,328
Short term advances	2,230	(15,950)
Net Cash Provided by Financing Activities	89,089	225,120
Increase (decrease) in Cash	-	18,935
Cash, Beginning of Period	18,982	47
Cash, End of Period	-	18,982

Non-cash Investing and Financing Activities:
Payments made by shareholders on behalf of Company	3,302	7,099
Shares issued to settle accounts payable	85,800	95,100
Shares issued to settle related party accounts payable	-	12,000
Stocks issued for prior year subscriptions	66,328	26,798

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2019
(Expressed in U.S. dollars)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At May 31, 2019, the Company has a working capital deficiency of $235,066 and has accumulated losses of $6,011,546 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Pronouncements

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is May 31.

b) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d) Mineral Property Costs

The Company has been in the exploration stage since its inception on February 23, 2006, and has not yet realized any revenues from its planned operations. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, "Property, Plant, and Equipment" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2019
(Expressed in U.S. dollars)

e) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was $0 of interest and penalties recognized for the year ended May 31, 2019 (2018 - $1,991).

f) Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 830, "Foreign Currency Translation Matters". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

g) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

h) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At May 31, 2019 and 2018, the Company had no dilutive shares outstanding.

i) Financial Instruments and Fair Value Measures

ASC 820, "Fair Value Measurements and Disclosures", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2019
(Expressed in U.S. dollars)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

j) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2019 and 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

k) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

(a) During the year ended May 31, 2019, the Company incurred consulting fees of $30,344 (2018 - $31,325) to a company controlled by the President of the Company.

(b) During the year ended May 31, 2019, the Company incurred consulting fees of $25,506 (2018 - $35,350) to a Director of the Company.

(c) As at May 31, 2019, the Company owes $38,918 (May 31, 2018 - $17,814) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d) As at May 31, 2019, the Company owes $7,839 (May 31, 2018 - $8,563) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(e) On February 14, 2018, the Company issued 4,000,000 shares of common stock with a fair value of $12,000 to settle Cdn$20,000 ($15,938) of amounts owing to a company controlled by the President of the Company, resulting in a gain on settlement of debt of $3,938.

4. Common Stock

Stock transactions during the year ended May 31, 2019:

(a)   During the year ended May 31, 2019,  the Company issued 21,450,000 shares of common stock with a fair value of $85,800 to settle accounts payable of $82,714, resulting in a loss on settlement of $3,086.

(b)   During the year ended May 31, 2019, , the Company issued 6,800,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $25,997 (Cdn$34,000).

(c)   During the year ended May 31, 2019, the Company issued 17,0000,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of Proceeds of $66,328 (Cdn$85,000) which were received during the year ended May 31, 2018.

(d)   During the year ended May 31, 2019, the Company received cash proceeds of $60,862 (Cdn$81,000) relating to share subscriptions. The shares were unissued at May 31, 2019 and the amounts received for these shares have been reflected in stock subscriptions received in the balance sheet. On August 23, 2019, the Company issued the subscribers 16,200,000 shares of common stock as described in Note 9(a).

Stock transactions during the year ended May 31, 2018:

a) On February 14, 2018, the Company issued 31,700,000 shares of common stock with a fair value of $95,100 to settle accounts payable of $128,205, resulting in a gain on settlement of $33,105.

b) On February 14, 2018, the Company issued 4,000,000 shares of common stock with a fair value of $12,000 to settle related party accounts payable of $15,938 (Cdn$20,000), resulting in a gain on settlement of $3,938.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2019
(Expressed in U.S. dollars)

c) On February 14, 2018, the Company issued 5,000,000 shares of common stock pursuant to a private placement at $0.005 per share for proceeds of $25,000.

d) On February 14, 2018, the Company issued 33,200,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $130,833 (Cdn$166,000). Proceeds of $26,798 (Cdn$36,000) which were received during the year ended May 31, 2017.

At May 31, 2019 and 2018, the Company had no dilutive shares, or common stock equivalents.

5. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

At May 31, 2019 and 2018, the Company had no outstanding or exercisable stock options.

6. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,600 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at May 31, 2019, the Company has not issued a bonus. During the year ended May 31, 2019, the Company recorded consulting fees of $90,763 (Cdn$120,000). During the year ended May 31, 2018, the Company recorded consulting fees of $123,320 (Cdn$157,500), which included $93,974 (Cdn$120,000) of consulting fees under the above agreement, and additional consulting fees of $29,256 due to an increase in financing activities (Cdn$37,500) for the year ended May 31, 2018.

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

7. Debt Extinguishment

During the year ended May 31, 2019, the Company recorded a gain on extinguishment of debt of $2,466 upon the extinguishment of $2,466 of liabilities included in accounts payable for which the Company was legally given relief from.

8. Income Taxes

The Company has net operating losses carried forward of $4,082,477 available to offset taxable income in future years which expires beginning in fiscal 2027. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. The Company is subject to examination by the IRS for tax years 2014 to 2019.  The Company is also subject to income tax in Canada.

The Company was subject to United States federal and state income taxes at an approximate rate of 21% for the years ended May 31, 2019 and 2018.

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2019 $	2018 $
Income tax recovery at statutory rate	(48,432)	(51,794)
Valuation allowance change	(48,432)	(51,794)
Provision for income taxes	-	-

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
May 31, 2019
(Expressed in U.S. dollars)

The significant components of deferred income tax assets and liabilities at May 31, 2019 and 2018, are as follows:

	2019 $	2018 $
Mineral property costs	299,971	299,971
Net operating losses carried forward	857,320	808,888
Gross deferred income tax assets	1,157,291	1,108,859
Valuation allowance	(1,157,291)	(1,108,859)
Net deferred income tax asset	-	-

9. Subsequent events

(a) On August 23, 2019, the Company issued 16,200,000 shares of common stock pursuant to a private placement for cash proceeds of $60,862 (Cdn$81,000) received during the year ended May 31, 2019.

(b) On August 23, 2019, the Company issued 5,000,000 shares of common stock pursuant to a private placement for cash proceeds of $12,390 (Cdn$16,500) received subsequent to May 31, 2019.

(c) On August 23, 2019, the Company issued 1,500,000 shares of common stock to settle accounts payable of $4,878 (Cdn$6,500).

(d) Subsequent to May 31, 2019, the Company received cash proceeds of $43,500 for the issuance of 19,333,334 common shares.  As of the date of these financial statements the shares had yet to be issued.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2019 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2019, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2019 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

During the year ended May 31, 2019 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Haderer	President, Chief Executive Officer, Chief Financial Officer and Director	55	April 13, 2015
Luke Rich	Vice President, Exploration and Business Development and Director	54	June 14, 2010
David Ian Chalk	Director	60	April 13, 2015

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2019 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2019 and 2018; and

•	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Richard Haderer Chief Executive Officer, Chief Financial Officer and Director)	2019 2018	$30,344 $31,325	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$30,344 $31,325

Stock Options/SAR Grants

During the period from inception (February 23, 2006) to May 31, 2015, we granted 1,000,000 stock options with an exercise price of $0.14 per share and an expiry date of May 28, 2015 to our executive officer. On September 9, 2011 the exercise price of the stock options was amended to $0.05 per share. The stock options expired unexercised on May 28, 2015.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2019 or May 31, 2018 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2019.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. Consulting fees of CDN$40,000 per year are paid or accrued to PubCo Services Inc, a company controlled by Richard Haderer, CEO, CFO and a director of the Company. Consulting fees are paid or accrued on a quarterly basis to David Chalk, a director of the Company. During the year ended May 31, 2019, the Company paid $34,000 to David Chalk for consulting fees. The amount of consulting fees paid or accrued to Mr. Chalk are based on Mr. Chalk’s time commitment.

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

The following table sets forth, as of September 13, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Haderer 103 Huntcroft Place NE Calgary, Alberta T2K 4E6	12,030,000	2.4%
Luke Rich P.O. Box 65 Natuashish, NL A0P1A0	1,125,140	0.2%
David Ian Chalk 20629 86A Ave Langley, British Columbia V1M 3X3	700,000	0.1%
Matthew Chan 7010 Union Street Burnaby, British Columbia V5A 1H9	49,000,000	9.8%
Directors and Officers as a Group	13,855,140	2.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 13, 2019. As of September 13, 2019, there were 499,970,993 shares of our company’s common stock issued and outstanding.

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

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended May 31
	2019 ($)	2018 ($)
Audit Fees – Sadler, Gibb & Associates, LLC Audit Fees – MaloneBailey LLP	$16,000 Nil	$7,500 $7,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$16,000	$15,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_1.htm

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_2.htm

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_3.htm

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_4.htm

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000106299313004688/exhibit3-1.htm

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000106299315004312/exhibit3-1.htm

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_1.htm

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_2.htm

Exhibit
Number	Description

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299313003044/exhibit10-1.htm

10.4	Share Purchase Agreement between Wolverine and David Chalk dated April 19, 2016. https://www.sec.gov/Archives/edgar/data/1424404/000106299316009081/exhibit10-1.htm

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit14.htm

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: September 13, 2019	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: September 13, 2019	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: September 13, 2019	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman
and Director
(Principal Executive Officer)

Dated: September 13, 2019	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Dated: September 13, 2019	/s/ Luke Rich
Luke Rich
Director

Dated: September 13, 2019	/s/ David Chalk
David Chalk
Director