Form 10-Q
period 2019-08-31
Wolverine Technologies Corp.
filed 2020-01-15
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

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
499,970,993 common shares issued and outstanding as January 15, 2020

PART 1 – FINANCIAL INFORMATION

Item 1.    Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.
August 31, 2019
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)

	August 31,	May 31,
	2019	2019
	$	$
	(Unaudited)
ASSETS

Current Assets

Cash	206	–
Other receivable	3,739	3,592

Total Assets	3,945	3,592

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	183,009	191,901
Short term debt – related parties	62,163	46,757

Total Liabilities	245,172	238,658

Stockholders’ Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 499,970,993 and 477,270,993 shares issued and outstanding at August 31, 2019 and May 31, 2019, respectively	499,971	477,271
Subscriptions received	43,500	60,862
Additional paid-in capital	5,291,858	5,238,347
Accumulated deficit	(6,076,556)	(6,011,546)

Total Stockholders’ Deficit	(241,227)	(235,066)

Total Liabilities and Stockholders’ Deficit	3,945	3,592

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2019	2018
	$	$
Operating Expenses

General and administrative	68,321	52,580

Total Operating Expenses	68,321	52,580

Net Loss Before Other Expenses	(68,321)	(52,580)

Other Income (Expense)

Gain on forgiveness of debt	2,585	-
Foreign exchange gain (loss)	(1,161)	538
Gain on settlement of debt	1,887	–

Net Loss	(65,010)	(52,042)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	506,887,660	449,353,602

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.
Statements of Stockholders’ Deficit
For the three months ended August 31, 2019 and 2018
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended August 31, 2019
				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)

Common stock subscribed for cash	–	–	43,500	–	–	43,500

Common stock issued for cash	5,000,000	5,000	–	7,349	–	12,349

Common stock issued for subscription payable	16,200,000	16,200	(60,862)	44,662	–	–

Common stock issued to settle debt	1,500,000	1,500	–	1,500	–	3,000

Net loss for the period	–	–	–	–	(65,010)	(65,010)

Balance, August 31, 2019	499,970,993	499,971	43,500	5,291,858	(6,076,556)	(241,227)

	Three Months Ended August 31, 2018

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2018	432,020,993	432,021	66,328	5,105,472	(5,780,916)	(177,095)

Common stock subscribed for cash	–	–	2,282	–	–	2,282

Net loss for the period	–	–	–	–	(52,042)	(52,042)

Balance, August 31, 2018	432,020,993	432,021	68,610	5,105,472	(5,832,958)	(226,855)

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2019	2018
	$	$

Operating Activities

Net loss	(65,010)	(52,042)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	(1,887)	–
Gain on forgiveness of debt	(2,585)	–

Changes in operating assets and liabilities:

Other receivable	(147)	(1,856)
Accounts payable	(1,420)	23,016
Accounts payable - related parties	15,406	9,612

Net Cash Used in Operating Activities	(55,643)	(21,270)

Financing Activities

Checks issued in excess of funds on deposit	–	6
Proceeds from issuance of common stock	12,349	–
Proceeds from common stock subscriptions	43,500	2,282

Net Cash Provided by Financing Activities	55,849	2,288

Increase (decrease) in Cash	206	(18,982)

Cash, Beginning of Period	–	18,982

Cash, End of Period	206	–

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	3,000	–
Payments made by shareholders on behalf of Company	–	439
Shares issued for prior year subscriptions	60,862	–

Supplemental Disclosures:
Interest paid	163	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2019
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

The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At August 31, 2019, the Company has a working capital deficiency of $241,227 and has accumulated losses of $6,076,556 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share-based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar year. The Company adopted the new guidance on June 1, 2019. The adoption of ASU 2016-02 did not have a material impact on the Company's financial statements as the Company did not have any share-based compensation.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). In addition, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short- term leases. The new accounting model for lessors remains largely unchanged, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements. The adoption of this standard did not have a material impact on the Company's financial statements as the Company has not entered into any long-term leases.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
August 31, 2019
(Expressed in U.S. dollars)
(unaudited)

3.	Related Party Transactions

	(a)	During the three months ended August 31, 2019, the Company incurred consulting fees of $7,484 (2018 - $7,653) to a company controlled by the President of the Company.

	(b)	During the three months ended August 31, 2019, the Company incurred consulting fees of $11,225 (2018 - $3,061) to a Director of the Company.

	(c)	As at August 31, 2019, the Company owes $43,380 (May 31, 2019 - $38,918) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

	(d)	As at August 31, 2019, the Company owes $18,783 (May 31, 2019 - $7,839) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

4.	Common Stock

Stock transactions during the three months ended August 31, 2019:

	a)	On August 23, 2019, the Company issued 16,200,000 shares of common stock pursuant to a private placement for cash proceeds of $60,862 (Cdn$81,000) received during the year ended May 31, 2019.

	b)	On August 23, 2019, the Company issued 5,000,000 shares of common stock pursuant to a private placement for cash proceeds of $12,349 (Cdn$16,500).

	c)	On August 23, 2019, the Company issued 1,500,000 shares of common stock with a fair value of $3,000 to settle accounts payable of $4,878 (Cdn$6,500), resulting in a gain on settlement of $1,878.

d)

During the three months ended August 31, 2019, the Company received cash proceeds of $43,500 for the issuance of 19,333,334 common shares. As of the date of these financial statements the shares had yet to be issued.

Stock transactions during the three months ended August 31, 2018:

a)	During the three months ended August 31, 2018, the Company received cash proceeds of $2,282 for the issuance of 600,000 common shares.

At August 31, 2019 and 2018, the Company had no dilutive shares, or common stock equivalents.

5.	Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the “Plan”). The maximum number of shares of the Company’s common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

At August 31, 2019 and 2018, the Company had no outstanding or exercisable stock options.

6.	Commitments

(a)

On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,600 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company’s issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at August 31, 2019, the Company has not issued a bonus. During the three months ended August 31, 2019, the Company recorded consulting fees of $22,451 (Cdn$30,000). During the three months ended August 31, 2018, the Company recorded consulting fees of $22,957 (Cdn$30,000).

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

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report. The item disclosed below represents the only material subsequent event to report.

Subsequent to August 31, 2019, the Company received cash proceeds of $31,500 for the issuance of 14,000,000 common shares. The Company does not have sufficient unissued authorized shares to complete this share issuance and as of the date of these financial statements the shares had yet to be issued. The Company’s shareholders have approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock from 500,000,000 shares of common stock to 2,000,000,000 shares of common stock. However as of the date of these financial statements the increase has not been completed.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $241,227 as of August 31, 2019, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2019. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at August 31, 2019 we had cash in the amount of $206 and a working capital deficiency in the amount of $241,227. As of August 31, 2019, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Phase 1 Program Proposed Expenditures	$CDN
Project Management/Staff Costs	$7,500
Geologists/technicians (mapping, prospecting compilation, reporting)	$18,000
Geochemistry – Assaying rock/core (approx 200 samples)	$6,000
Field Costs (transportation, accommodation, fuel, etc.)	$7,500
Trenching	$7,500
Diamond Drilling – 300 metres all inclusive	$42,000
Subtotal	$88,500
Contingency – 15%	$11,500
Phase 1 Total	$100,000

As at August 31, 2019, we had a cash balance of $206. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2020.

Corporate Offices

We do not own any real property. Our principal business office is located at #55-11020 Williams Road, Richmond, British Columbia, Canada, V7A 1X8, which the Company leases at a cost of CDN$1,000 per month. We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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

Results of Operations

Three Months Ended August 31, 2019 and August 31, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2019 which are included herein.

Three month summary ending August 31, 2019 and August 31, 2018

		Three Months Ended

		August 31, 2019		August 31, 2018
Revenue	$	Nil	$	Nil
Operating Expenses		$(68,321)		$(52,580)
Other income (expense)		$3,311		$538
Net Loss		$(65,010)		$(52,042)

Expenses

Our operating expenses for the three month periods ended August 31, 2019 and August 31, 2018 are outlined in the table below:

	Three Months Ended

	August 31, 2019	August 31, 2018
General and administrative	$(68,321)	$(52,580)
Gain on forgiveness of debt	$2,585	$-
Foreign exchange gain (loss)	$(1,161)	$538
Gain on settlement of debt	$1,887	$-

General and administrative expenses increased by $15,741 from $52,580 during the three months ended August 31, 2018 to $68,321 during the three months ended August 31, 2019. This increase was primarily a result of a $8,615 increase in consulting fees and a $7,482 increase in professional fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At	As At
	August 31,	May 31,
	2019	2019
Current assets	$3,945	$3,592
Current liabilities	(245,172)	(238,658)
Working capital (deficit)	$(241,227)	$(235,066)

Cash Flows

	Three Months Ended

	August 31,	August 31,
	2019	2018
Net Cash Used in Operating Activities	$(55,643)	$(21,270)
Net Cash Provided by Financing Activities	55,849	2,288
Net change in cash during period	$206	$(18,982)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2019, was $55,643 compared to $21,270 during the three months ended August 31, 2018. The increase was primarily a result of a $12,968 increase in operating expenses for the three months ended August 31, 2019 compared to the three months ended August 31, 2018 and a $8,892 decrease in accounts payable during the three months ended August 31, 2019 compared to a $23,016 increase in accounts payable during the three months ended August 31, 2018.

Financing Activities

During the three months ended August 31, 2019, we received $12,349 through the issuance of shares and $43,500 from shares subscribed in private placements, which have not been issued as of the date of this filing. In the comparable period, the Company received $2,282 in shares subscribed in private placements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4.    Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer, and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2019, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2019, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: January 15, 2020	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)