Form 10-Q
period 2019-11-30
Wolverine Technologies Corp.
filed 2020-01-30
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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
499,970,993 common shares issued and outstanding as of January 30, 2020

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended November 30, 2019 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.

November 30, 2019

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2019 $	May 31, 2019 $
	(Unaudited)
ASSETS

Current Assets

Other receivable	4,044	3,592

Total Assets	4,044	3,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Checks issued in excess of funds on deposit	51	-
Accounts payable and accrued liabilities	222,023	191,901
Short term debt - related parties	73,790	46,757

Total Liabilities	295,864	238,658

Stockholders' Deficit

Common stock, 500,000,000 shares authorized, $0.001 par value 499,970,993 and 477,270,993 shares issued and outstanding at November 30, 2019 and May 31, 2019, respectively	499,971	477,271
Subscriptions received	53,250	60,862
Additional paid-in capital	5,291,858	5,238,347
Accumulated deficit	(6,136,899)	(6,011,546)

Total Stockholders' Deficit	(291,820)	(235,066)

Total Liabilities and Stockholders' Deficit	4,044	3,592

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2019	2018	2019	2018
	$	$	$	$

Operating Expenses

General and administrative	57,907	84,791	126,228	137,371

Total Operating Expenses	57,907	84,791	126,228	137,371

Net Loss Before Other Expenses	(57,907)	(84,791)	(126,228)	(137,371)

Other Income (Expense)

Gain on forgiveness of debt	162	-	2,747	-
Foreign exchange gain (loss)	(2,598)	1,150	(3,759)	1,688
Gain (loss) on settlement of debt	-	(3,086)	1,887	(3,086)
Total Other Income (Expense)	(2,436)	(1,936)	875	(1,398)

Net Loss	(60,343)	(86,727)	(125,353)	(138,769)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	513,961,886	465,501,213	523,357,150	457,383,288

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Stockholders' Deficit

For the three and six months ended November 30, 2019 and 2018

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended November 30, 2019

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)

Common stock subscribed for cash	-	-	43,500	-	-	43,500

Common stock issued for cash	5,000,000	5,000	-	7,349	-	12,349

Common stock issued for subscription payable	16,200,000	16,200	(60,862)	44,662	-	-

Common stock issued to settle debt	1,500,000	1,500	-	1,500	-	3,000

Net loss for the period	-	-	-	-	(65,010)	(65,010)

Balance, August 31, 2019	499,970,993	499,971	43,500	5,291,858	(6,076,556)	(241,227)

Common stock subscribed for cash	-	-	9,750	-	-	9,750

Net loss for the period	-	-	-	-	(60,343)	(60,343)

Balance, November 30, 2019	499,970,993	499,971	53,250	5,291,858	(6,136,899)	(291,820)

	Six Months Ended November 30, 2018

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2018	432,020,993	432,021	66,328	5,105,472	(5,780,916)	(177,095)

Common stock subscribed for cash	-	-	2,282	-	-	2,282

Net loss for the period	-	-	-	-	(52,042)	(52,042)

Balance, August 31, 2018	432,020,993	432,021	68,610	5,105,472	(5,832,958)	(226,855)

Common stock subscribed for cash	-	-	12,220	-	-	12,220

Common stock issued for cash	23,800,000	23,800	(68,610)	68,525	-	23,715

Common stock subscribed to settle debt	6,850,000	6,850	-	20,550	-	27,400

Common stock subscribed to settle related party debt	14,600,000	14,600	-	43,800	-	58,400

Net loss for the period	-	-	-	-	(86,727)	(86,727)

Balance, November 30, 2018	477,270,993	477,271	12,220	5,238,347	(5,919,685)	(191,847)

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2019	2018
	$	$

Operating Activities

Net loss	(125,353)	(138,769)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on settlement of debt	(1,887)	3,086
(Gain) on forgiveness of debt	(2,747)	-

Changes in operating assets and liabilities:

Other receivable	(452)	(1,835)
Accounts payable	37,756	(532)
Accounts payable - related parties	27,033	79,125

Net Cash Used in Operating Activities	(65,650)	(58,925)

Financing Activities

Checks issued in excess of funds on deposit	51	-
Advances from shareholder	-	1,881
Proceeds from issuance of common stock	12,349	25,997
Proceeds from common stock subscriptions	53,250	12,220

Net Cash Provided by Financing Activities	65,650	40,098

Change in Cash	-	(18,827)

Cash, Beginning of Period	-	18,982

Cash, End of Period	-	155

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	3,000	27,400
Shares issued to settle related party accounts payable	-	58,400
Payments made by shareholders on behalf of Company	-	3,998
Shares issued for prior year subscriptions	60,862	66,328

Supplemental Disclosures:
Interest paid	561	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2019
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At November 30, 2019, the Company has a working capital deficiency of $291,820 and has accumulated losses of $6,136,899 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share-based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar year. The Company adopted the new guidance on June 1, 2019.  The adoption of ASU 2016-02 did not have a material impact on the Company's financial statements as the Company did not have any share-based compensation.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842).  In addition, in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. This ASU requires lessees to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. The new accounting model for lessors remains largely unchanged, although some changes have been made to align it with the new lessee model and the new revenue recognition guidance. This update also requires companies to include additional disclosures regarding their lessee and lessor agreements.  The adoption of this standard did not have a material impact on the Company's financial statements as the Company has not entered into any long-term leases.

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2019
(Expressed in U.S. dollars)
(unaudited)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

(a) During the six months ended November 30, 2019, the Company incurred consulting fees of $15,047 (2018 - $15,291) to a company controlled by the President of the Company.

(b) During the six months ended November 30, 2019, the Company incurred consulting fees of $11,225 (2018 - $14,518) to a Director of the Company.

(c) As at November 30, 2019, the Company owes $54,890 (May 31, 2019 - $38,918) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d) As at November 30, 2019, the Company owes $18,900 (May 31, 2019 - $7,839) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

4. Common Stock

Stock transactions during the six months ended November 30, 2019:

a) On August 23, 2019, the Company issued 16,200,000 shares of common stock pursuant to a private placement for cash proceeds of $60,862 (Cdn$81,000) received during the year ended May 31, 2019.

b) On August 23, 2019, the Company issued 5,000,000 shares of common stock pursuant to a private placement for cash proceeds of $12,349 (Cdn$16,500).

c) On August 23, 2019, the Company issued 1,500,000 shares of common stock with a fair value of $3,000 to settle accounts payable of $4,887 (Cdn$6,500), resulting in a gain on settlement of $1,887.

d) During the six months ended November 30, 2019, the Company received cash proceeds of $53,250 for the issuance of 23,666,667 common shares.  As of the date of these financial statements the shares had yet to be issued.

Stock transactions during the six months ended November 30, 2018:

a) On October 15, 2018, the Company issued 6,850,000 shares of common stock with a fair value of $27,400 to settle accounts payable of $26,414, resulting in a loss of $986.

b) On October 15, 2018, the Company issued 14,600,000 shares of common stock with a fair value of $58,400 to settle related party accounts payable of $56,300, resulting in a loss on settlement of $2,100.

c) On October 15, 2018, the Company issued 23,800,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds pf $92,325 (Cdn$119,000). Proceeds of $66,328 (Cdn$85,000) were received during the year ended May 31, 2018.

d) During the six months ended November 30, 2018, the Company received cash proceeds of $12,200 (Cdn$16,000) relating to share subscriptions. At November 30, 2019 and 2018, the Company had no dilutive shares, or common stock equivalents.

5. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

At November 30, 2019 and 2018, the Company had no outstanding or exercisable stock options.

6. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,530 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at November 30, 2019, the Company has not issued a bonus. During the six months ended November 30, 2019, the Company recorded consulting fees of $45,140 (Cdn$60,000). During the six months ended November 30, 2018, the Company recorded consulting fees of $45,871 (Cdn$60,000).

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2019
(Expressed in U.S. dollars)
(unaudited)

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

Subsequent to November 30, 2019, the Company received cash proceeds of $31,500 for the issuance of 14,000,000 common shares. The Company does not have sufficient unissued authorized shares to complete this share issuance and as of the date of these financial statements the shares had yet to be issued. The Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 500,000,000 shares of common stock to 2,000,000,000 shares of common stock. However as of the date of these financial statements the increase has not been completed

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $291,820 as of November 30, 2019, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2019. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at November 30, 2019 we had cash in the amount of $Nil and a working capital deficiency in the amount of $291,820.  As of November 30, 2019, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Phase 1 Program Proposed Expenditures	$CDN
Project Management/Staff Costs	$7,500
Geologists/technicians (mapping, prospecting compilation, reporting)	$18,000
Geochemistry - Assaying rock/core (approx.. 200 samples)	$6,000
Field Costs (transportation, accommodation, fuel, etc.)	$7,500
Trenching	$7,500
Diamond Drilling - 300 metres all inclusive	$42,000
Subtotal	$88,500
Contingency - 15%	$11,500
Phase 1 Total	$100,000

As at November 30, 2019, we had a cash balance of $0. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2020.

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

Results of Operations

Three Months Ended November 30, 2019 and November 30, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2019 which are included herein.

Three month summary ending November 30, 2019 and November 30, 2018

		Three Months Ended
		November 30, 2019		November 30, 2018
Revenue	$	Nil	$	Nil
Operating Expenses		$57,907		$84,791
Other income (expense)		$(2,436)		$(1,936)
Net Loss		$(60,343)		$(86,727)

Expenses

Our operating expenses for the three month periods ended November 30, 2019 and November 30, 2018 are outlined in the table below:

	Three Months Ended
	November 30, 2019	November 30, 2018
General and administrative	$57,907	$84,791
Gain on forgiveness of debt	$162	$-
Foreign exchange gain (loss)	$(2,598)	$1,150
Gain on settlement of debt	$-	$(3,086)

General and administrative expenses decreased by $26,884 from $84,791 during the three months ended November 30, 2018 to $57,907 during the three months ended November 30, 2019.  This decrease was primarily a result of a $38,231 decrease in consulting fees offset by an $8,933 increase in transfer agent and filing fees.

Six Months Ended November 30, 2019 and November 30, 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2019 which are included herein.

Six month summary ending November 30, 2019 and November 30, 2018

		Six Months Ended
		November 30, 2019		November 30, 2018
Revenue	$	Nil	$	Nil
Operating Expenses		$126,228		$137,371
Other income (expense)		$875		$(1,398)
Net Loss		$(125,353)		$(138,769)

Expenses

Our operating expenses for the six month periods ended November 30, 2019 and November 30, 2018 are outlined in the table below:

	Six Months Ended
	November 30, 2019	November 30, 2018
General and administrative	$126,228	$137,371
Gain on forgiveness of debt	$2,747	$-
Foreign exchange gain (loss)	$(3,759)	$1,688
Gain on settlement of debt	$1,887	$(3,086)

General and administrative expenses decreased by $11,143 from $137,371 during the six months ended November 30, 2018 to $126,228 during the six months ended November 30, 2019.  This decrease was primarily a result of a $29,615 decrease in consulting fees offset by a $10,033 increase in professional fees and an $8,986 increase in transfer agent and filing fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At November 30, 2019	As At May 31, 2019
Current assets	$4,044	$3,592
Current liabilities	(295,864)	(238,658)
Working capital (deficit)	$(291,820)	$(235,066)

Cash Flows

	Six Months Ended
	November 30, 2019	November 30, 2018
Net Cash Used in Operating Activities	$(65,650)	$(58,925)
Net Cash Provided by Financing Activities	65,650	40,098
Net change in cash during period	$-	$(18,827)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2019, was $65,650 compared to $58,925 during the six months ended November 30, 2018.  The increase was primarily a result of a smaller increase in accounts payable to related party during the six months ended November 30, 2019.  This was offset by a larger increase in accounts payable and a decrease in net loss.

Financing Activities

During the six months ended November 30, 2019, we received $12,349 through the issuance of shares and $53,250 from shares subscribed in private placements, which have not been issued as of the date of this filing. In the comparable period, we received $1,881 in shareholder advances, $25,997 through the issuance of shares and $12,220 from shares subscribed in private placements.

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

As of November 30, 2019, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2019, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: January 30, 2020	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)