Form 10-Q
period 2020-02-29
Wolverine Technologies Corp.
filed 2020-06-04
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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
[  ] YES       [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.630,626,548 common shares issued and outstanding as of June 4, 2020.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 29, 2020 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.

February 29, 2020

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	February 29, 2020 $	May 31, 2019 $
	(Unaudited)
ASSETS

Current Assets
GST receivable	2,238	3,592
Total Assets	2,238	3,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Checks issued in excess of funds on deposit	44	-
Accounts payable and accrued liabilities	172,466	191,901
Short term debt - related parties	30,654	46,757
Total Liabilities	203,164	238,658

Stockholders' Deficit

Common stock, 2,000,000,000 shares authorized, $0.001 par value 561,737,659 and 477,270,993 shares issued and outstanding at February 29, 2020 and May 31, 2019, respectively	561,738	477,271
Subscriptions received	69,262	60,862
Additional paid-in capital	5,415,391	5,238,347
Accumulated deficit	(6,247,317)	(6,011,546)
Total Stockholders' Deficit	(200,926)	(235,066)
Total Liabilities and Stockholders' Deficit	2,238	3,592

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
	$	$	$	$
Operating Expenses

General and administrative	64,935	46,061	191,163	183,432
Total Operating Expenses	64,935	46,061	191,163	183,432
Net Loss Before Other Expenses	(64,935)	(46,061)	(191,163)	(183,432)
Other Income (Expense)

Gain on forgiveness of debt	-	-	2,747	-
Foreign exchange gain (loss)	168	(665)	(3,591)	1,023
Loss on settlement of debt	(45,651)	-	(43,764)	(3,086)
Total Other Income (Expense)	(45,483)	(665)	(44,608)	(2,063)

Net Loss	(110,418)	(46,726)	(235,771)	(185,495)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	543,969,040	477,270,993	523,927,766	454,065,865

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Stockholders' Deficit

For the three and nine months ended February 29, 2020 and February 28, 2019

(Expressed in U.S. dollars)

(Unaudited)

Three and nine months ended February 29, 2020
				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)
Common stock subscribed for cash	-	-	43,500	-	-	43,500
Common stock issued for cash	5,000,000	5,000	-	7,349	-	12,349
Common stock issued for subscription payable	16,200,000	16,200	(60,862)	44,662	-	-
Common stock issued to settle debt	1,500,000	1,500	-	1,500	-	3,000
Net loss for the period	-	-	-	-	(65,010)	(65,010)
Balance, August 31, 2019	499,970,993	499,971	43,500	5,291,858	(6,076,556)	(241,227)
Common stock subscribed for cash	-	-	9,750	-	-	9,750
Net loss for the period	-	-	-	-	(60,343)	(60,343)
Balance, November 30, 2019	499,970,993	499,971	53,250	5,291,858	(6,136,899)	(291,820)
Common stock issued to settle debt	61,766,666	61,767	-	123,533	-	185,300
Common stock subscribed for cash	-	-	16,012	-	-	16,012
Net loss for the period	-	-	-	-	(110,418)	(110,418)
Balance, February 29, 2020	561,737,659	561,738	69,262	5,415,391	(6,247,317)	(200,926)

Three and nine months ended February 28, 2019
				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2018	432,020,993	432,021	66,328	5,105,472	(5,780,916)	(177,095)
Common stock subscribed for cash	-	-	2,282	-	-	2,282
Net loss for the period	-	-	-	-	(52,042)	(52,042)
Balance, August 31, 2018	432,020,993	432,021	68,610	5,105,472	(5,832,958)	(226,855)
Common stock subscribed for cash	-	-	12,220	-	-	12,220
Common stock issued for cash	23,800,000	23,800	(68,610)	68,525	-	23,715
Common stock subscribed to settle debt	6,850,000	6,850	-	20,550	-	27,400
Common stock subscribed to settle related party debt	14,600,000	14,600	-	43,800	-	58,400
Net loss for the period	-	-	-	-	(86,727)	(86,727)
Balance, November 30, 2018	477,270,993	477,271	12,220	5,238,347	(5,919,685)	(191,847)
Common stock subscribed for cash	-	-	33,812	-	-	33,812
Net loss for the period	-	-	-	-	(46,726)	(46,726)
Balance, February 28, 2019	477,270,993	477,271	46,032	5,238,347	(5,966,411)	(204,761)

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 29,	February 28,
	2020	2019
	$	$

Operating Activities

Net loss	(235,771)	(185,495)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	43,764	3,086
(Gain) on forgiveness of debt	(2,747)	-

Changes in operating assets and liabilities:

Other receivable	1,354	(3,753)
Accounts payable	82,596	20,094
Accounts payable - related parties	29,149	72,925

Net Cash Used in Operating Activities	(81,655)	(93,143)

Financing Activities

Checks issued in excess of funds on deposit	44	-
Advances from shareholder	-	2,135
Proceeds from issuance of common stock	12,349	25,997
Net proceeds from common stock subscriptions	69,262	46,032

Net Cash Provided by Financing Activities	81,655	74,164

Change in Cash	-	(18,979)

Cash, Beginning of Period	-	18,982

Cash, End of Period	-	3

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	128,300	27,400
Shares issued to settle related party accounts payable	60,000	58,400
Payments made by shareholders on behalf of Company	-	3,302
Shares issued for prior year subscriptions	60,862	66,328

Supplemental Disclosures:
Interest paid	790	-
Income taxes paid	-	-

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At February 29, 2020, the Company has a working capital deficiency of $200,926 and has accumulated losses of $6,247,317 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3. Related Party Transactions

(a) During the nine months ended February 29, 2020, the Company incurred consulting fees of $22,623 (2019 - $22,928) to a company controlled by the President of the Company.

(b) During the nine months ended February 29, 2020, the Company incurred consulting fees of $11,225 (2019 - $14,518) to a Director of the Company.

(c) As at February 29, 2020, the Company owes $11,945 (May 31, 2019 - $38,918) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d) As at February 29, 2020, the Company owes $18,709 (May 31, 2019 - $7,839) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(e) On February 13, 2020, the Company issued 20,000,000 shares of common stock with a fair value of $60,000 to the President of the Company to settle accounts payable of $45,251 (Cdn$60,000) owed to the President of the Company. This resulted in a loss on settlement of $14,749.

4. Common Stock

On January 14, 2020, the Company amended the Company's Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 500,000,000 shares of common stock to 2,000,000,000 shares of common stock.

Stock transactions during the nine months ended February 29, 2020:

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

d) On February 3, 2020, the Company issued 8,100,000 shares of common stock with a fair value of $24,300 to settle accounts payable of $18,225, resulting in a loss of $6,075.

e) On February 13, 2020, the Company issued 33,666,666 shares of common stock with a fair value of $101,000 to settle accounts payable of $76,173, resulting in a loss on settlement of $24,827.

f) On February 13, 2020, the Company issued 20,000,000 shares of common stock with a fair value of $60,000 to settle related party accounts payable of $45,251, resulting in a loss on settlement of $14,749.

g) During the nine months ended February 29, 2020, the Company received cash proceeds of $89,750 for the issuance of 39,888,889 common shares. At February 29, 2020, the Company had also incurred share issuance costs of $20,488 which were offset against the proceeds received.  As of the date of these financial statements the shares had yet to be issued.

Stock transactions during the nine months ended February 28, 2019:

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

WOLVERINE TECHNOLOGIES CORP.
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

d) During the nine months ended February 28, 2019, the Company received cash proceeds of $46,032 (Cdn$61,000) relating to share subscriptions. The shares were unissued at February 28, 2019 and the amounts received for these shares have been reflected in stock subscriptions received in the balance sheet.

At February 29, 2020 and February 28, 2019, the Company had no dilutive shares, or common stock equivalents.

5. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares.

At February 29, 2020 and February 28, 2019, the Company had no outstanding or exercisable stock options.

6. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,530 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at February 29, 2020, the Company has not issued a bonus. During the nine months ended February 29, 2020, the Company recorded consulting fees of $67,502 (Cdn$90,000). During the nine months ended February 28, 2019, the Company recorded consulting fees of $68,785 (Cdn$90,000).

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

a) On March 13, 2020, the Company issued 15,000,000 shares of common stock to settle accounts payable of $32,257 (Cdn$45,000).

b) On March 13, 2020, the Company issued 53,888,889 shares of common stock pursuant to a private placement for cash proceeds of $121,250, of which $89,750 had been received prior to February 29, 2020. The Company had also incurred share issuance costs of $20,488 prior to February 29, 2020.

c) On May 29, 2020, the Company entered into a debt settlement agreement to settle $1,085 (Cdn$1,500) in exchange for the issuance 500,000 shares of common stock. As of the date of this filing, these shares have not been issued.

d) Subsequent to February 29, 2020, the Company received subscriptions of $9,715 (Cdn$13,500) for the issuance of 4,500,000 common shares.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $200,926 as of February 29, 2020, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2019. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 29, 2020 we had cash in the amount of $Nil and a working capital deficiency in the amount of $200,926.  As of February 29, 2020, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at February 29, 2020, we had a cash balance of $0. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2021.

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

Results of Operations

Three Months Ended February 29, 2020 and February 28, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2020 which are included herein.

Three month summary ending February 29, 2020 and February 28, 2019

		Three Months Ended

		February 29, 2020		February 28, 2019
Revenue	$	Nil	$	Nil
Operating Expenses		$(64,935)		$(46,061)
Other income (expense)		$(45,483)		$(665)
Net Loss		$(110,418)		$(46,726)

Expenses

Our operating expenses for the three month periods ended February 29, 2020 and February 28, 2019 are outlined in the table below:

	Three Months Ended

	February 29, 2020	February 28, 2019
General and administrative	$(64,935)	$(46,061)
Foreign exchange gain (loss)	$168	$(665)
Loss on settlement of debt	$(45,651)	$-

General and administrative expenses increased by $18,874 from $46,061 during the three months ended February 28, 2019 to $64,935 during the three months ended February 29, 2020.  This increase was primarily a result of a $11,496 increase in consulting expenses and a $3,827 increase in professional fees during the three months ended February 29, 2020.

Nine Months Ended February 29, 2020 and February 28, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2020 which are included herein.

Nine month summary ending February 29, 2020 and February 28, 2019

	Nine Months Ended

	February 29, 2020	February 28, 2019
Operating Expenses	$(191,163)	$(183,432)
Other income (expense)	$(44,608)	$(2,063)
Net Loss	$(235,771)	$(185,495)

Expenses

Our operating expenses for the nine month periods ended February 29, 2020 and February 28, 2019 are outlined in the table below:

	Nine Months Ended

	February 29, 2020	February 28, 2019
General and administrative	$(191,163)	$(183,432)
Gain on forgiveness of debt	$2,747	$-
Foreign exchange gain (loss)	$(3,591)	$1,023
Loss on settlement of debt	$(43,764)	$(3,086)

General and administrative expenses increased by $7,731 from $183,432 during the nine months ended February 28, 2019 to $191,163 during the nine months ended February 29, 2020.  This increase was primarily a result of a $12,722 increase in transfer agent and filing fees and a $13,860 increase in professional fees offset by a $18,119 decrease in consulting fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At February 29, 2020	As At May 31, 2019
Current assets	$2,238	$3,592
Current liabilities	(203,164)	(238,658)
Working capital (deficit)	$(220,926)	$(235,066)

Cash Flows

	Nine Months Ended

	February 29, 2020	February 28, 2019
Net Cash Used in Operating Activities	$(81,655)	$(93,143)
Net Cash Provided by Financing Activities	81,655	74,164
Net change in cash during period	$-	$(18,979)

Operating Activities

Net cash used in operating activities during the nine months ended February 29, 2020, was $81,655 compared to $93,143 during the nine months ended February 28, 2019.  The decrease was primarily a result of a larger increase in accounts payable during the nine months ended February 29, 2020.  This was offset by an increase in operating expenses and a smaller increase in accounts payable to related party.

Financing Activities

During the nine months ended February 29, 2020, we received $12,349 through the issuance of shares and $89,750 gross proceeds from shares subscribed in private placements, which have not been issued as of the date of this filing.  The Company also incurred $20,488 of share issuance costs. In the comparable period, we received $2,135 in shareholder advances, $25,997 through the issuance of shares and $46,032 from shares subscribed in private placements.

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

As of February 29, 2020, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2019, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 13, 2020, we issued 53,888,889 shares of our common stock in a private placement at a purchase price of USD $0.00225 raising gross proceeds of USD $121,250.  We have issued all of securities to four (4) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On March 13, 2020, we issued 8,600,000 shares of our common stock pursuant to debt settlement agreements with three (3) individuals.  The deemed price of the shares issued was USD $0.00225 per share. We have issued all of securities to three (3) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On March 13, 2020, we issued 68,166,666 shares of our common stock pursuant to debt settlement agreements with sixteen (16) individuals.  The deemed price of the shares issued was CDN $0.003 (USD $0.00225) per share. We have issued all of the shares to sixteen (16) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_1.htm
3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_2.htm
3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_3.htm
3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_4.htm
3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299313004688/exhibit3-1.htm
3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299315004312/exhibit3-1.htm
(10)	Material Contracts
10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_1.htm
10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_2.htm
10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299313003044/exhibit10-1.htm
10.4	Share Purchase Agreement between Wolverine and David Chalk dated April 19, 2016. https://www.sec.gov/Archives/edgar/data/1424404/000106299316009081/exhibit10-1.htm
(14)	Code of Ethics
14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit14.htm
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

Exhibit Number	Description
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: June 4, 2020	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)