Form 10-K
period 2020-05-31
Wolverine Technologies Corp.
filed 2021-06-28
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	May 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	[ ] to [ ]

Commission file number	000-53767

Wolverine Technologies Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#55-11020-Williams Road, Richmond, British Columbia, Canada	V7A 1X8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	778.297.4409

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2019 was $1,166,678 based on a market price of $0.0024 (per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

635,626,548 shares of common stock issued & outstanding as of June 25, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our company", "Wolverine", mean Wolverine Technologies Corp., a Nevada corporation, unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006 and is quoted on the OTC Pink under the symbol WOLV.

Since we began operations in 2006, the Company has been focused primarily on the exploration for and development of base and precious metal properties located in North America.  In February 2007, we acquired a right to earn a 90% interest in approximately 520 claims through a combination of an upfront cash payment of $34,000, an upfront share payment of 34,000,000 common shares of Wolverine, and by making exploration expenditure commitments totaling $600,000 over three years.  From 2007 to the present, we spent approximately US$710,757 to earn our 90% interest in the Cache River Property; Shenin Resources Inc. maintains a 10% carried interest in the project.

The Cache River Property consists of a total of 53 mineral claims of which 6 claims are held under Licence 013472M and an additional 47 claims were recently staked and are held under Licenses 031643M and 031889M. We are not currently conducting any exploration on the Cache River Property but will return to exploration on the Cache River Property in the summer/fall of 2021.

We have not yet determined whether the Cache River Property contain mineral reserves that are economically recoverable.

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on base and precious metals. Our current operational focus is to raise sufficient funds to continue exploration activities on our property in Labrador, Canada, known as the Cache River Property.  The Cache River Property consists of a total of 53 mineral claims of which 6 claims are held under Licence 013472M and an additional 47 claims were recently staked and are held under Licenses 031643M and 031889M. We are not currently conducting any exploration on the Cache River Property. We intend to conduct further exploration activities on the Cache River when financing is available. We expect to review other potential exploration projects from time to time as they are presented to us.

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

Our business is conducted by independent contractors which include our officers and directors, among others.  As of May 31, 2020, the company had three consultants PubCo Services Inc. (Richard Haderer), Texada Consulting Inc. (Bruce Costerd), and David Chalk engaged on a non-exclusive, part time basis, and several other IR, administrative, and accounting consultants who are engaged on an intermittent, as needed basis.  Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We have to date, and plan to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often, unique experience and knowledge that local persons have related to certain properties.

The Company's objectives for the next twelve months include:

  With respect to the Cache River Property, prior to launching further deeper drilling, a review of all previous geophysical surveys will be completed by a qualified geophysicist to determine which type of new geophysical survey should be performed to locate deeper seated mineralization on the original 6 claims and on the new additional 47 claims that were staked in November and December of 2020;
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

Cache River Property -Labrador, Canada

Technical Report

Wolverine commissioned G Timothy Froude, B.Sc., P. Geo., a licensed member of the Professional Engineers and Geoscientists of Newfoundland and Labrador to complete a Technical Report on the Cache River Property. The Technical Report, a report compliant with National Instrument 43-101, is dated September 21, 2016 and has been filed on SEDAR at www.sedar.com in conjunction with this Prospectus. The following information concerning the Cache River Property is derived from the Technical Report. The scientific and technical information contained in this 10-K relating to the Cache River Property is supported by the Technical Report, which is subject to certain assumptions, qualifications, and procedures described therein.

Property Description and Location

The Cache River Property is located about 120 kilometres (75 miles) west of Goose Bay, Labrador, a small town of 9,000 people on the Atlantic Coast of northern Canada. It takes approximately one and a half to two hours to drive to the Cache River Property from Goose Bay.

The Cache River Property lie within NTS map sheets 13E/01 and 13F/04 and extends approximately from 53o 11' 08'' N latitude and 62o 11' 56'' W longitude to 53o 06' 34'' N latitude and 61o 57' 02'' W longitude.

Goose Bay features an international airport. From there, the Cache River Property can be accessed directly from the Trans-Labrador Highway. The Cache River Property are easily accessible by the Trans-Labrador Highway, which runs through the central portion of the Cache River Property. The Trans-Labrador Highway is a well-maintained Provincial Highway with a gravel surface. There are no gas stations between Goose Bay and Churchill Falls, the next major community located 290 kilometres (180 miles) to the west of Goose Bay and 160 kilometres (105 miles) to the west of the Labrador Claims.

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

Figure 1.  Cache River Property Location

Description of Claims

The Cache River Property consists of a total of 53 mineral claims of which 6 claims are held under Licence 013472M and an additional 47 claims were recently staked and are held under Licenses 031643M and 031889M as described in the table below.  A layout of the claims is shown in Figure 2 below.

Summary of the Claims

Number	# of Claims	NTS	Area	Good to Date
			(hectares)
013472M	6	13F/04	150	05-17-2022
031643M	29	13F/04	725	12-13-2025
031889M	18	13F/04	450	01-21-2026

In the Province of Newfoundland and Labrador a mineral claim consists of a 25-hectare square measuring 500 meters per side.  A single license can contain from one to 256 claims. The claims are unencumbered and in good standing and there are no third-party conditions which affect the claims other than conditions defined by the Province of Newfoundland and Labrador described below. The claims together make up an aggregate area of 2,825 hectares. We have no insurance covering the claims. Management believes that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

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

Also, the area has seen only limited geologic mapping on a regional scale, in part due to the remoteness of the area and the timing of the Federal and Provincial mapping initiatives that preceded construction of the Trans-Labrador Highway. The mapped geology within the area is part of a regional 1:500,000 compilation undertaken by the Newfoundland and Labrador Provincial Government during the early 1990's. The survey area is located outside of the area of detailed mapping, in which case geologic mapping has been taken from previous publications, most notably a Federal Government regional mapping program from 1990-1994. During the period 1990 to 1994 the area was regionally mapped by the Geological Survey of Canada and by the Mines and Energy Branch of the Newfoundland and Labrador Government. Geologic mapping was performed on a very regional scale, due in part to the remoteness of the area (away from the Trans-Labrador Highway) and the lack of outcrop. In summary there is very little geological mapping within the survey area and there has never been a detailed mapping program.

Exploration History

In October 2007 we completed a 1493- line km helicopter borne, AeroTEM electromagnetic, magnetic and radiometric survey over the Cache River property at a line spacing of 100 meters.  The airborne survey identified 8 conductive targets which warranted ground follow-up.

In the fall of 2009, geological reconnaissance, along with prospecting and (rock) sampling, was completed on three of our eleven licenses on the Cache River Property. Some, but not all of the known mineralized (copper and gold) zones were sampled as this was more of a reconnaissance exercise until a more systematic program is put in place. In addition, to the usual base metal sampling, scintillometer surveys were done on the exposed rock cuts along the highway and selected areas of the southern portions of the three licenses (to test for potential radioactive and rare earth element mineralization).

Work on the property during June of 2010 consisted of prospecting, sampling and geological reconnaissance on, and around, electro-magnetic and radiometric anomalies that were identified during the 2007 airborne survey. Earlier sampling on rock cuts along the highway had shown copper and gold values up to 6.4% copper and 108 ppb gold, that warranted further exploration.

Continued prospecting during July 2010 on other areas of the property has revealed additional outcrops containing malachite (oxidized copper mineral) alteration on the western end of the property near anomaly number one.

In August and September of 2010, a follow up program of diamond drilling was contracted to an Ontario, Canada, drilling company and a total of 522.5 meters was drilled in 6 holes.

In November and December 2010 an induced polarization (IP) Survey was completed on two grids located on the property. Grid 1 consisted of 19, 1.6 km lines oriented at 360 degrees. Five of those lines were cut short (1.2 km) due to a large lake that was not completely frozen at the time of the survey and was considered unsafe. A 1.8 km base line oriented at 090 degrees crossed the centre of the grid. Grid 2 consisted of 13 lines that varied from ~750 m, in the south to 1500 m in the north. The lines were oriented at 090 degrees with a baseline 1.2 km long, oriented at 360 degrees.

In June of 2011 we conducted a prospecting program which defined the eleven drill targets in the anomalous areas which were identified by the Induced Polarization Survey completed in late 2010.

In the fall of 2011, a follow up program of diamond drilling was contracted to an Ontario, Canada drilling company and a total of 271 meters was drilled in 4 holes.

In the fall of 2012, a follow up program of diamond drilling consisting of two holes was drilled by Innu-Cartwright Drilling Limited Partnership.

Exploration Results

Disseminated mineralization consisting mainly of pyrite, pyrrhotite and chalcopyrite were detected in several areas of the property. Mineralization was first noted in roadside rock cuts, samples were taken but the GPS location was not recorded as none were available, only a generalized location within several metres was given to the geologist.

After acquiring the property, an airborne electromagnetic, magnetic and radiometric survey was completed, and several anomalies were detected. Wolverine then engaged a geologist to supervise the prospecting, trenching and drilling program. Prospecting revealed other zones of disseminated copper and gold mineralization, mainly in rock cuts along the highway which had the best exposure as most of the property is covered by marsh and forested overburden.

Diamond drilling on two airborne anomalous areas revealed disseminated mineralization in four of the six drill holes.

An induced polarization (IP) survey was completed on two selected areas that detected 23 anomalous zones.

Of the four holes drilled in the fall of 2011, two had minor indications of sulphide mineralization with magnetite, while one contained disseminated mineralization consisting of blebs of chalcopyrite and pyrite for approximately 37 metres (121 feet).

The two anomalies drilled in the fall of 2012 at approximately 50-degree angles did not intersect sufficient amounts of mineralization to account for the magnitude of that picked up by the IP survey. There are very minor amounts of pyrite and the rock is slightly magnetic with only background radioactivity.

Quality Assurance/Quality Control

All drill core samples were cut lengthwise with a rock saw. Half of the sample was retained for future reference and the other was sent by Canada Post, insured and delivered to the laboratory. Sample sections were measured by depth markers in the core boxes and confirmed by the geologist. Results were mailed back to the geologist and confirmed by the chief chemist's signature. A portion of the laboratory sample was retained at the laboratory for a period of one year.

Surface bedrock sample sites were selected by geologists and prospectors. GPS readings recorded the locations. Samples were stored in new industrial plastic sample bags with the sample number which was also recorded in note books. Samples were again sent by Canada Post with the same procedure noted above.

Present Condition of the Cache River Property

The mineralization found to date on the Cache River Property consists primarily of copper and gold mineralization in sulphide with associated pyrite (a non-economic sulphide mineral). There are also a number of malachite veins (and malachite-stained outcrops).

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

Recommendations

The work recently completed on the Cache River Property has identified an area that could host significant copper and gold mineralization in a previously unexplored area.  Exploration programs conducted between 2006 and 2012 consisting of prospecting, trenching and diamond drilling did not return significant results. However airborne and ground geophysical surveys identified numerous anomalies. Much of the previous drilling was limited in depth and many anomalies remain untested.  Prior to launching further deeper drilling, a review of all previous geophysical surveys will be completed by a qualified geophysicist to determine which type of new geophysical survey should be performed to locate deeper seated mineralization on the original 6 claims and on the new additional 47 claims that were staked in November and December of 2020.

A proposed $100,000 program is recommended to complete Phase 1.

Phase 1 Program Proposed Expenditures	$CDN

Project Management/Staff Costs	$10,000
Geophysicist (review of previous geophysics/work; recommend new program)	$15,000
Geophysical survey - to be determined	$55,000
Report revision/miscellaneous	$7,500
Subtotal	$87,500
Contingency 13%	$12,500
Phase 1 Total	$100,000

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2020 financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue, has a working capital deficiency, and has incurred operating losses since inception. As a result, our company's auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. Our principal business offices are located at #55-11020 Williams Road, Richmond British Columbia, Canada, V7A 1X8 at a cost of CDN $1,000 per month on a month-to-month basis.

Item 3. Legal Proceedings

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Public Market for Common Stock

Our stock is quoted on the OTC Pink under the symbol WOLV.

Stockholders of Our Common Shares

As of the date of this annual report, we have 224 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2020.

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

As of June 25, 2021 we have 224 registered stockholders and 635,626,548 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2020.

Recent Sales of Unregistered Securities

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

On August 23, 2019, we issued 3,000,000 shares of our common stock in a private placement at a purchase price of $0.0026 (CDN $0.0035) raising gross proceeds of $7,858 (CDN $10,500). We have issued all of the shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 23, 2019, we issued 2,000,000 shares of our common stock in a private placement at a purchase price of $0.00225 (CDN $0.003) raising gross proceeds of $4,491 (CDN $6,000). We have issued all of the shares to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

On September 25, 2020, we issued 4,500,000 shares of our common stock in a private placement at a purchase price of CDN $0.003 (USD $0.00225) raising gross proceeds of CDN $13,500. We have issued all of the shares to three (3) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 25, 2020, we issued 500,000 shares of our common stock pursuant to a debt settlement agreement with one (1) individual.  The deemed price of the shares issued was CDN $0.003 per share (USD $0.00225). We have issued all of the shares one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer

Wolverine did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2020.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2020 and 2019 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 12 of this annual report.

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

Not accounting for our working capital deficit of $185,085 as of May 31, 2020, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2020. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we did not have any cash and a working capital deficit in the amount of $185,085 as of May 31, 2020, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $100,000 for the exploration program on the Cache River Property.

As at May 31, 2020, we cash of $3,177. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We did not purchase any significant equipment over the twelve months ending May 31, 2021.

Results of Operations for the Years Ended May 31, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2020 and 2019.

Our operating results for the years ended May 31, 2020 and 2019 are summarized as follows:

	Year Ended May 31
	2020	2019
Revenue	$-	$-
Operating expenses	$(253,029)	$(233,526)
Other income (expenses)	$(39,138)	$2,896
Net loss	$(292,167)	$(230,630)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2020 and 2019 are outlined in the table below:

	Year Ended May 31
	2020	2019
General and administrative	$253,029	$233,526
Gain on forgiveness of debt	$2,747	$2,466
Foreign exchange (loss) gain	$(556)	$3,516
Loss on settlement of debt	$(41,329)	$(3,086)
Total expenses	$292,167	$230,630

The increase in operating expenses for the year ended May 31, 2020 of $61,537, compared to the same period in fiscal 2019, was mainly due to an increase in transfer agent and filing fees of $24,054 and an increase in loss on settlement of debt of $38,243.

Liquidity and Financial Condition

Working Capital

	At May 31, 2020	At May 31, 2019
Current assets	$7,123	$3,592
Current liabilities	192,208	238,658
Working deficit	$(185,085)	$(235,066)

Cash Flows

	Year Ended May 31

	2020	2019
Net Cash Used in Operating Activities	$(119,671)	$(108,071)
Net Cash Provided by (Used in) investing activities	-	-
Net Cash Provided by Financing Activities	122,848	89,089
Net change in cash during period	$3,177	$-

Operating Activities

Net cash used in operating activities during the year ended May 31, 2020 was $119,671 compared to $108,071 for the year ended May 31, 2019.  The increase was primarily a result of an increase in net loss of approximately $62,000 offset by an increase non-cash expenses of approximately $38,000 in accounts payable and accounts payable from related parties of approximately $11,000.

Investing Activities

Net cash provided by investing activities during the year ended May 31, 2020 was $Nil compared to net cash used in investing activities of $Nil for the year ended May 31, 2019.

Financing Activities

During the year ended May 31, 2020, we received proceeds of $122,848 from financing activities, which included issuance of common shares ($9,736) and share subscriptions ($113,112). During the year ended May 31, 2019, we received proceeds of $89,089 from financing activities, which included proceeds from short term advances ($2,230), proceeds from the issuance of common shares ($25,997) and share subscriptions ($60,862).

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

Mineral Property Costs

Our company has been in the exploration stage since its inception on February 23, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Our company assesses the carrying costs for impairment under ASC 360, "Property, Plant, and Equipment", at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. No mineral costs were incurred in the current period.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. The following audited financial statements are filed as part of this annual report:

WOLVERINE TECHNOLOGIES CORP.

May 31, 2020

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Wolverine Technologies Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wolverine Technologies Corp. (“the Company”) as of May 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT
June 25, 2021

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2020 $	May 31, 2019 $

ASSETS

Current Assets

Cash	3,177	-
GST receivable	3,946	3,592

Total Assets	7,123	3,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	144,968	191,901
Short term debt - related parties (Note 3)	47,240	46,757
Total Liabilities	192,208	238,658

Commitments and contingencies (Note 6)	-	-

Stockholders' Deficit

Common stock, 2,000,000,000 and 500,000,000 shares authorized at May 31, 2020 and May 31, 2019, $0.001 par value 630,626,548 and 477,270,993 shares issued and outstanding at May 31, 2020 and May 31, 2019, respectively	630,627	477,271
Subscriptions received	10,736	60,862
Additional paid-in capital	5,477,265	5,238,347
Accumulated deficit	(6,303,713)	(6,011,546)

Total Stockholders' Deficit	(185,085)	(235,066)

Total Liabilities and Stockholders' Deficit	7,123	3,592

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2020	2019
	$	$

Operating Expenses

General and administrative	253,029	233,526
Total Operating Expenses	253,029	233,526
Net Loss Before Other Expenses	(253,029)	(233,526)
Other Income (Expense)

Gain on forgiveness of debt	2,747	2,466
Foreign exchange (loss) gain	(556)	3,516
Loss on settlement of debt	(41,329)	(3,086)
Total Other Income (Expenses)	(39,138)	2,896

Net Loss	(292,167)	(230,630)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	549,925,820	473,292,774

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Changes in Stockholders' Deficit

For the years ended May 31, 2020 and 2019

(Expressed in U.S. dollars)

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2018	432,020,993	432,021	66,328	5,105,472	(5,780,916)	(177,095)
Common stock subscribed for cash	-	-	60,862	-	-	60,862
Common stock issued for cash	6,800,000	6,800	-	19,197	-	25,997
Common stock issued for subscription payable	17,000,000	17,000	(66,328)	49,328	-	-
Common stock issued to settle debt	21,450,000	21,450	-	64,350	-	85,800
Net loss for the period	-	-	-	-	(230,630)	(230,630)
Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)
Common stock subscribed for cash	-	-	9,736	-	-	9,736
Common stock issued to settle debt	58,266,666	58,267	1,000	100,033	-	159,300
Common stock issued to settle related party debt	20,000,000	20,000	-	40,000	-	60,000
Common stock issued for cash	58,888,889	58,889	-	54,223	-	113,112
Common stock issued for subscription payable	16,200,000	16,200	(60,862)	44,662	-	-

Net loss for the period	-	-	-	-	(292,167)	(292,167)

Balance, May 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,303,713)	(185,085)

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2020	2019
	$	$

Operating Activities

Net loss	(292,167)	(230,630)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(2,747)	(2,466)
Loss on settlement of debt	41,329	3,086

Changes in operating assets and liabilities:

Other receivable	(354)	(1,480)
Accounts payable	88,533	48,969
Accounts payable - related parties	45,735	74,450

Net Cash Used in Operating Activities	(119,671)	(108,071)

Financing Activities

Short term advances	-	2,230
Proceeds from issuance of common stock	9,736	25,997
Net proceeds from common stock subscriptions	113,112	60,862
Net Cash Provided by Financing Activities	122,848	89,089
Increase (decrease) in Cash	3,177	(18,982)
Cash, Beginning of Year	-	18,982
Cash, End of Year	3,177	-

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	159,300	85,800
Shares issued to settle related party accounts payable	60,000	-
Stocks issued for prior year subscriptions	60,862	66,328

Supplemental Disclosures:
Interest paid	1,232	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2020 (Expressed in U.S. dollars)

1. Organization and basis of presentation

Wolverine Technologies Corp. (the "Company") was incorporated in the State of Nevada on February 23, 2006. The Company's principal business was the acquisition and exploration of mineral resources. The Company had not determined that its properties contain mineral reserves that were economically recoverable, financing had not yet become available, and commodity prices had not fully recovered. Therefore, management decided to change the focus of the Company to include cyber security. Effective August 12, 2015, the Company changed its name from Wolverine Exploration Inc. to Wolverine Technologies Corp. The Company has now refocused its efforts back to the exploration of mineral resources.

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company's operations. The COVID-19 pandemic has impacted and could further impact the Company's operations and the operations of the Company's suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company.  Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time on its business, liquidity, capital resources and financial results.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At May 31, 2020, the Company has a working capital deficiency of $185,085 and has accumulated losses of $6,303,713 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2020 (Expressed in U.S. dollars)

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d) Income Taxes

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was $0 of interest and penalties recognized for the years ended May 31, 2020 and 2019.

e) Foreign Currency Translation

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

f) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

g) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At May 31, 2020 and 2019, the Company had no dilutive shares outstanding.

h) Financial Instruments and Fair Value Measures

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

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2020 (Expressed in U.S. dollars)

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

The Company's financial instruments consist principally of cash, other receivables, accounts payable and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

i) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2020 and 2019, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j) Recent Accounting Pronouncements

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

3. Related Party Transactions

(a) During the year ended May 31, 2020, the Company incurred consulting fees of $29,884 (2019 - $30,344) to a company controlled by the President of the Company.

(b) During the year ended May 31, 2020, the Company incurred consulting fees of $22,117 (2019 - $25,506) to a Director of the Company.

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2020 (Expressed in U.S. dollars)

(c) As at May 31, 2020, the Company owes $18,123 (May 31, 2019 - $38,918) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d) As at May 31, 2020, the Company owes $29,117 (May 31, 2019 - $7,839) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

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

Stock transactions during the year ended May 31, 2020:

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

d) On February 3, 2020, the Company agreed to issue 8,100,000 shares of common stock with a fair value of $24,300 to settle accounts payable of $18,225, resulting in a loss of $6,075. The common stock was issued on March 13, 2020.

e) On February 13, 2020, the Company agreed to issue 33,666,666 shares of common stock with a fair value of $101,000 to settle accounts payable of $76,173, resulting in a loss on settlement of $24,827. The common stock was issued on March 13, 2020.

f) On February 13, 2020, the Company agreed to issue 20,000,000 shares of common stock with a fair value of $60,000 to settle related party accounts payable of $45,251, resulting in a loss on settlement of $14,749. The common stock was issued on March 13, 2020.

g) On March 13, 2020, the Company issued 15,000,000 shares of common stock with a fair value of $30,000 to settle accounts payable of $32,348 (Cdn$45,000) resulting in a gain on settlement of $2,350.

h) On March 13, 2020, the Company issued 53,888,889 shares of common stock pursuant to a private placement for cash proceeds of $121,250. The Company had also incurred share issuance costs of $20,488, resulting in net cash proceeds of $100,762.

i) On May 29, 2020, the Company agreed to issue 500,000 shares of common stock with a fair value of $1,000 to settle $1,085 (Cdn$1,500) resulting in a gain on settlement of $85. These shares were issued subsequent to May 31, 2020 as described in Note 9.

j) During the year ended May 31, 2020, the Company received cash proceeds of $9,736 for the issuance of 4,500,000 common shares. These shares were issued subsequent to May 31, 2020 as described in Note 9.

Stock transactions during the year ended May 31, 2019:

(a) During the year ended May 31, 2019, the Company issued 21,450,000 shares of common stock with a fair value of $85,800 to settle accounts payable of $82,714, resulting in a loss on settlement of $3,086.

(b) During the year ended May 31, 2019, the Company issued 6,800,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $25,997 (Cdn$34,000).

(c) During the year ended May 31, 2019, the Company issued 17,000,000 shares of common stock pursuant to a private placement at Cdn$0.005 per share for proceeds of $66,328 (Cdn$85,000) which were received during the year ended May 31, 2018.

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2020 (Expressed in U.S. dollars)

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

At May 31, 2020 and 2019, the Company had no dilutive shares, or common stock equivalents.

5. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares. As at May 31, 2020, there were none issued.

At May 31, 2020 and 2019, the Company had no outstanding or exercisable stock options.

6. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,530 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at May 31, 2020, the Company has not issued a bonus. During the year ended May 31, 2020, the Company recorded consulting fees of $89,286 (Cdn$120,000). During the year ended May 31, 2019, the Company recorded consulting fees of $90,763 (Cdn$120,000).

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

7. Debt Extinguishments

During the year ended May 31, 2020, the Company recorded a gain on extinguishment of debt of $2,747 (2019 - $2,466) upon the extinguishment of $2,747 (2019 - $2,466) of liabilities included in accounts payable for which the Company was legally given relief from.

8. Income Taxes

The Company has net operating losses carried forward of $4,374,644 available to offset taxable income in future years which expires beginning in fiscal 2027. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. The Company is subject to examination by the IRS for tax years 2014 to 2020.  The Company is also subject to income tax in Canada.

The Company was subject to United States federal and state income taxes at an approximate rate of 21% for the years ended May 31, 2020 and 2019.

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2020 $	2019 $
Income tax recovery at statutory rate	(61,355)	(48,432)
Valuation allowance change	(61,355)	(48,432)
Provision for income taxes	-	-

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2020 (Expressed in U.S. dollars)

The significant components of deferred income tax assets and liabilities at May 31, 2020 and 2019, are as follows:

	2020 $	2019 $
Mineral property costs	299,971	299,971
Net operating losses carried forward	918,675	857,320
Gross deferred income tax assets	1,218,646	1,157,291
Valuation allowance	(1,218,646)	(1,157,291)
Net deferred income tax asset	-	-

9. Subsequent events

On September 25, 2020, the Company issued 4,500,000 shares of our common stock in a private placement for proceeds of $9,715 received prior to May 31, 2020.

On September 25, 2020, we issued 500,000 shares of our common stock pursuant to a debt settlement agreement to settle $1,085 of debt.

Subsequent to May 31, 2021, the Company received cash proceeds of $45,000 (Cdn$55,000) for the subscription of 22,000,000 shares of common stock pursuant to a private placement. As of the date of these financial statements the shares had yet to be issued.

Subsequent to May 31, 2021, the Company received cash proceeds of $4,149 for the subscription of 2,000,000 shares of common stock pursuant to a private placement. As of the date of these financial statements the shares had yet to be issued.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2020, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events", other than as shown above.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2020 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2020, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

During the year ended May 31, 2020 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Haderer	President, Chief Executive Officer, Chief Financial Officer and Director	58	April 13, 2015
Luke Rich	Vice President, Exploration and Business Development and Director	56	June 14, 2010
David Ian Chalk	Director	62	April 13, 2015

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

Luke Rich

Mr. Rich is a member of the Innu Nation and Mushuau Innu First Nations and is a former VP of the Innu Nation.  Prior to joining Wolverine, Mr. Rich was also Co-CEO of the Innu Development Limited Partnership ("IDLP") from October 2007 to April 2010.  IDLP participated in the construction of the mine and mill for the Voisey Bay Nickel Project.  Mr. Rich is also a board member of various IDLP owned companies including Innu Mikun Airlines, Innu Keiwit Constructor LP and the Innu/SNC Lavalin Partnership.

Dr. David Chalk

Dr. Chalk is a pioneer in the technology industry having created Doppler Computers and Chalk Media Inc. which was sold to Research in Motion, now Blackberry, in 2009. Dr. Chalk has also received numerous awards for his many innovations in the business and technology worlds. Among his many accolades, Dr. Chalk has received an Honorary Doctorate of Technology from the University of Fraser Valley, Ernst and Young's Entrepreneur Award also industry leading awards for software development in the mobility, security and education and digital video fields.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2020 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2020 and 2019; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Haderer Chief Executive Officer, Chief Financial Officer and Director)	2020 2019	$29,884 $30,344	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$29,884 $30,344

Stock Options/SAR Grants

N/A.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2020 or May 31, 2019 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2020.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. Consulting fees of CDN$40,000 per year are paid or accrued to PubCo Services Inc, a company controlled by Richard Haderer, CEO, CFO and a director of the Company. Consulting fees are paid or accrued on a quarterly basis to David Chalk, a director of the Company. During the year ended May 31, 2020, the Company paid $22,117 to David Chalk for consulting fees. The amount of consulting fees paid or accrued to Mr. Chalk are based on Mr. Chalk's time commitment.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 25, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Haderer 103 Huntcroft Place NE Calgary, Alberta T2K 4E6	32,030,000	5.0%
Luke Rich P.O. Box 65 Natuashish, NL A0P1A0	3,125,140	0.5%
David Ian Chalk 20629 86A Ave Langley, British Columbia V1M 3X3	700,000	0.1%
Matthew Chan 7010 Union Street Burnaby, British Columbia V5A 1H9	50,000,000	7.9%
Directors and Officers as a Group	35,855,140	5.6%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 3, 2021.  As of June 3, 2021, there were 635,626,548 shares of our company's common stock issued and outstanding.

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

Director Independence

We currently act with three directors, Mr. Richard Haderer, Mr. Luke Rich and Mr. David Chalk. We have determined that we do not have a director that qualifies as an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity.  We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2020 and 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	2020 ($)	2019 ($)
Audit Fees	$21,000	$16,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$ 21,000	$16,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

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

10.3	Share Purchase Agreement between Wolverine and David Chalk dated April 19, 2016. https://www.sec.gov/Archives/edgar/data/1424404/000106299316009081/exhibit10-1.htm

(14)	Code of Ethics

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: June 25, 2021	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: June 25, 2021	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: June 25, 2021	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: June 25, 2021	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: June 25, 2021	/s/ Luke Rich
Luke Rich
Director

Dated: June 25, 2021	/s/ David Chalk
David Chalk
Director