Form 10-Q
period 2020-08-31
Wolverine Technologies Corp.
filed 2021-08-25
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 2020

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
[  ]  YES    [X]  NO

Indicate by check mark whether the has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit such files).
[  ]  YES    [X]  NO

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

675,626,548 common shares issued and outstanding as of August 25, 2021.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2020 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.

August 31, 2020

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2020 $	May 31, 2020 $
	(Unaudited)
ASSETS

Current Assets

Cash	77	3,177
GST receivable	3,610	3,946
Total Assets	3,687	7,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	166,839	144,968
Short term debt - related parties (Note 3)	58,795	47,240
Total Liabilities	225,634	192,208

Commitments and contingencies (Note 6)	-	-

Stockholders' Deficit

Common stock, 2,000,000,000 shares authorized, $0.001 par value
630,626,548 and 630,626,548 shares issued and outstanding at August 31, 2020 and May 31, 2020, respectively	630,627	630,627
Subscriptions received	10,736	10,736
Additional paid-in capital	5,477,265	5,477,265
Accumulated deficit	(6,340,575)	(6,303,713)
Total Stockholders' Deficit	(221,947)	(185,085)
Total Liabilities and Stockholders' Deficit	3,687	7,123

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2020	2019
	$	$

Operating Expenses

General and administrative	33,871	68,321
Total Operating Expenses	33,871	68,321

Net Loss Before Other Expenses	(33,871)	(68,321)

Other Income (Expense)

Gain on forgiveness of debt	-	2,585
Foreign exchange (loss) gain	(2,991)	(1,161)
Gain (loss) on settlement of debt	-	1,887
Net Loss	(36,862)	(65,010)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	630,626,548	506,887,660

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Stockholders' Deficit

For the three months ended August 31, 2020 and 2019

(Expressed in U.S. dollars)

(Unaudited)

	Three Months Ended August 31, 2020

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,303,713)	(185,085)

Net loss for the period	-	-	-	-	(36,862)	(36,862)

Balance, August 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,340,575)	(221,947)

	Three Months Ended August 31, 2019

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)

Common stock subscribed for cash	-	-	43,500	-	-	43,500

Common stock issued for cash	5,000,000	5,000	-	7,349	-	12,349

Common stock issued for subscription payable	16,200,000	16,200	(60,862)	44,662	-	-

Common stock issued to settle debt	1,500,000	1,500	-	1,500	-	3,000

Net loss for the period	-	-	-	-	(65,010)	(65,010)

Balance, August 31, 2019	499,970,993	499,971	43,500	5,291,858	(6,076,556)	(241,227)

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2020	2019
	$	$

Operating Activities

Net loss	(36,862)	(65,010)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	-	(1,887)
Gain on forgiveness of debt	-	(2,585)

Changes in operating assets and liabilities:

Other receivable	336	(147)
Accounts payable	21,871	(1,420)
Accounts payable - related parties	11,555	15,406
Net Cash Used in Operating Activities	(3,100)	(55,643)

Financing Activities

Proceeds from issuance of common stock	-	12,349
Proceeds from common stock subscriptions	-	43,500
Net Cash Provided by Financing Activities	-	55,849

Increase (decrease) in Cash	(3,100)	206

Cash, Beginning of Period	3,177	-
Cash, End of Period	77	206

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	-	3,000
Stocks issued for prior year subscriptions	-	60,862

Supplemental Disclosures:
Interest paid	-	163
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements August 31, 2020 (Expressed in U.S. dollars) (unaudited)

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

The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2020. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At August 31, 2020, the Company has a working capital deficiency of $221,947 and has accumulated losses of $6,340,575 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements August 31, 2020 (Expressed in U.S. dollars) (unaudited)

2. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

(a) During the three months ended August 31, 2020, the Company incurred consulting fees of $7,699 (2019 - $7,484) to a company controlled by the President of the Company.

(b) During the three months ended August 31, 2020, the Company incurred consulting fees of $nil (2019 - $11,225) to a Director of the Company.

(c) As at August 31, 2020, the Company owes $28,042 (May 31, 2020 - $18,123) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d) As at August 31, 2020, the Company owes $30,753 (May 31, 2020 - $29,117) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

4. Common Stock

There were no stock transactions during the three months ended August 31, 2020.

Stock transactions during the three months ended August 31, 2019:

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

(d) During the three months ended August 31, 2019, the Company received cash proceeds of $43,500 for the issuance of 19,333,334 common shares.

At August 31, 2020 and 2019, the Company had no dilutive shares, or common stock equivalents.

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

At August 31, 2020 and 2019, the Company had no outstanding or exercisable stock options.

6. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,699 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at August 31, 2020, the Company has not issued a bonus. During the three months ended August 31, 2020, the Company recorded consulting fees of $23,007 (Cdn$30,000). During the three months ended August 31, 2019, the Company recorded consulting fees of $22,451 (Cdn$30,000).

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

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements August 31, 2020 (Expressed in U.S. dollars) (unaudited)

7. Subsequent events

On September 25, 2020, the Company issued 4,500,000 shares of our common stock in a private placement at a purchase $0.00225 for proceeds of $10,125.

On September 25, 2020, we issued 500,000 shares of our common stock pursuant to a debt settlement agreement to settle $1,125 of debt.

On July 30, 2021, the Company issued 37,000,000 shares of common stock pursuant to a private placement for cash proceeds of $75,295 (Cdn$92,500).

On July 30, 2021, the Company issued 3,000,000 shares of common stock pursuant to a private placement for cash proceeds of $5,625.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2020, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events", other than as shown above.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $221,947 as of August 31, 2020, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2020. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at August 31, 2020 we had cash in the amount of $77 and a working capital deficiency in the amount of $221,947.  As of August 31, 2020, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at August 31, 2020, we had a cash balance of $77. We will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2021.

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

Results of Operations

Three Months Ended August 31, 2020 and August 31, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2020 which are included herein.

Three month summary ending August 31, 2020 and August 31, 2019

		Three Months Ended
		August 31, 2020		August 31, 2019
Revenue	$	Nil	$	Nil
Operating Expenses		$33,871		$68,321
Other income (expense)		$(2,991)		$(3,311)
Net Loss		$(36,862)		$(65,010)

Expenses

Our operating expenses for the three month periods ended August 31, 2020 and August 31, 2019 are outlined in the table below:

	Three Months Ended
	August 31, 2020	August 31, 2019
General and administrative	$33,871	$68,321
Gain on forgiveness of debt	$-	$2,585
Foreign exchange gain (loss)	$(2,991)	$(1,161)
Gain on settlement of debt	$-	$1,887

General and administrative expenses decreased by $34,450 from $68,321 during the three months ended August 31, 2019 to $33,871 during the three months ended August 31, 2020.  This decrease was primarily a result of a decrease in accounting of $18,550, and a decrease in consulting fees of $11,580.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At August 31, 2020	As At May 31, 2020
Current assets	$3,687	$7,123
Current liabilities	(225,634)	(192,208)
Working capital (deficit)	$(221,947)	$(185,085)

Cash Flows

	Three Months Ended
	August 31, 2020	August 31, 2019
Net Cash Used in Operating Activities	$(3,100)	$(55,643)
Net Cash Provided by Financing Activities	-	55,849
Net change in cash during period	$(3,100)	$206

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2020, was $3,100 compared to $55,643 during the three months ended August 31, 2019.  The decrease was primarily a result of an increase in accounts payable of $21,871 and an increase of $11,555 in accounts payable to related party. These amounts were offset by an increase of $336 in amounts receivable.

Financing Activities

During the three months ended August 31, 2020, we received $Nil from financing activities.  In the comparable period, $12,349 through the issuance of shares and $43,500 from shares subscribed in private placements.

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

As of August 31, 2020, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2020, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 26, 2021, we issued 3,000,000 shares of our common stock in a private placement at a purchase price of USD $0.001875 raising gross proceeds of USD $5,625.  We have issued all of securities to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On July 26, 2021, we issued 37,000,000 shares of our common stock in a private placement at a purchase price of CDN $0.0025 raising gross proceeds of CDN $92,500. We have issued all of the shares to fifteen (15) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

Exhibit Number	Description

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference.

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference.

10.4	Share Purchase Agreement between Wolverine and David Chalk dated April 19, 2016.

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

Exhibit Number	Description

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: August 25, 2021	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)