Form 10-Q
period 2020-11-30
Wolverine Technologies Corp.
filed 2021-09-02
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

[  ]   YES       [X]   NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

675,626,548 common shares issued and outstanding as of September 2, 2021.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended November 30, 2020 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.

November 30, 2020

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	November 30, 2020 $	May 31, 2020 $
	(Unaudited)
ASSETS

Current Assets

Cash	-	3,177
GST receivable	5,281	3,946

Total Assets	5,281	7,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Bank indebtedness	33	-
Accounts payable and accrued liabilities	198,026	144,968
Short term debt - related parties (Note 3)	68,415	47,240
Total Liabilities	266,474	192,208

Commitments and contingencies (Note 6)	-	-

Stockholders' Deficit

Common stock, 2,000,000,000 shares authorized, $0.001 par value 635,626,548 and 630,626,548 shares issued and outstanding at November 30, 2020 and May 31, 2020, respectively	635,627	630,627
Subscriptions received	-	10,736
Additional paid-in capital	5,483,001	5,477,265
Accumulated deficit	(6,379,821)	(6,303,713)
Total Stockholders' Deficit	(261,193)	(185,085)
Total Liabilities and Stockholders' Deficit	5,281	7,123

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019
	$	$	$	$

Operating Expenses

General and administrative	35,693	57,907	69,564	126,228
Mineral property exploration costs	1,431	-	1,431	-

Total Operating Expenses	37,124	57,907	70,995	126,228

Net Loss Before Other Expenses	(37,124)	(57,907)	(70,995)	(126,228)

Other Income (Expense)

Gain on forgiveness of debt	-	162	-	2,747
Foreign exchange loss	(2,122)	(2,598)	(5,113)	(3,759)
Gain on settlement of debt	-	-	-	1,887
Total Other Income (Expense)	(2,122)	(2,436)	(5,113)	875

Net Loss	(39,246)	(60,343)	(76,108)	(125,353)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	635,126,548	513,961,886	635,126,548	523,357,150

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Changes in Stockholders' Deficit

For the six months ended November 30, 2020 and 2019

(Expressed in U.S. dollars)

(Unaudited)

	Six Months Ended November 30, 2020

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,303,713)	(185,085)

Net loss for the period	-	-	-	-	(36,862)	(36,862)

Balance, August 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,340,575)	(221,947)

Common stock issued to settle debt and for subscription payable	5,000,000	5,000	(10,736)	5,736	-	-

Net loss for the period	-	-	-	-	(39,246)	(39,246)

Balance, November 30, 2020	635,626,548	635,627	-	5,483,001	(6,379,821)	(261,193)

	Six Months Ended November 30, 2019

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)

Common stock subscribed for cash	-	-	43,500	-	-	43,500

Common stock issued for cash	5,000,000	5,000	-	7,349	-	12,349

Common stock issued for subscription payable	16,200,000	16,200	(60,862)	44,662	-	-

Common stock issued to settle debt	1,500,000	1,500	-	1,500	-	3,000

Net loss for the period	-	-	-	-	(65,010)	(65,010)

Balance, August 31, 2019	499,970,993	499,971	43,500	5,291,858	(6,076,556)	(241,227)

Common stock issued to settle debt	-	-	9,750	-	-	9,750

Net loss for the period	-	-	-	-	(60,343)	(60,343)

Balance, November 30, 3019	499,970,993	499,971	53,250	5,291,858	(6,136,899)	(291,820)

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2020	2019
	$	$

Operating Activities

Net loss	(76,108)	(125,353)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of debt	-	(1,887)
Gain on forgiveness of debt	-	(2,747)

Changes in operating assets and liabilities:

Other receivable	(1,335)	(452)
Accounts payable	53,058	37,756
Accounts payable - related parties	21,175	27,033

Net Cash Used in Operating Activities	(3,210)	(65,650)

Financing Activities

Bank indebtedness	33	51
Proceeds from issuance of common stock	-	12,349
Proceeds from common stock subscriptions	-	53,250

Net Cash Provided by Financing Activities	33	65,650

Increase (decrease) in Cash	(3,177)	-

Cash, Beginning of Period	3,177	-

Cash, End of Period	-	-

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	-	3,000
Stocks issued for prior year subscriptions	-	60,862

Supplemental Disclosures:
Interest paid	-	561
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements November 30, 2020 (Expressed in U.S. dollars) (unaudited)

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

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company's fiscal year-end is May 31. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At November 30, 2020, the Company has a working capital deficiency of $261,193 and has accumulated losses of $6,379,821 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements November 30, 2020 (Expressed in U.S. dollars) (unaudited)

2. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

(a) During the six months ended November 30, 2020, the Company incurred consulting fees of $15,401 (2019 - $15,047) to a company controlled by the President of the Company.

(b) During the six months ended November 30, 2020, the Company incurred consulting fees of $nil (2019 - $11,225) to a Director of the Company.

(c) As at November 30, 2020, the Company owes $37,500 (May 31, 2020 - $18,123) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d) As at November 30, 2020, the Company owes $30,915 (May 31, 2020 - $29,117) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

4. Common Stock

Stock transactions during the six months ended November 30, 2020:

(a) On September 29, 2020, the Company issued 4,500,000 shares of common stock pursuant to a private placement for cash proceeds of $9,736 (Cdn$13,500) received during the year ended May 31, 2020.

(b) On May 29, 2020, the Company agreed to issue 500,000 shares of common stock with a fair value of $1,000 to settle $1,085 (Cdn$1,500) resulting in a gain on settlement of $85. On September 29, 2020, the Company issued the 500,000 shares of common stock.

Stock transactions during the six months ended November 30, 2019:

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

(d) During the six months ended November 30, 2019, the Company received cash proceeds of $52,350 for the issuance of 23,666,667 common shares.

At November 30, 2020 and 2019, the Company had no dilutive shares, or common stock equivalents.

5. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares. As at November 30, 2020, there were none issued.

At November 30, 2020 and 2019, the Company had no outstanding or exercisable stock options.

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements November 30, 2020 (Expressed in U.S. dollars) (unaudited)

6. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,702 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at November 30, 2020, the Company has not issued a bonus. During the six months ended November 30, 2020, the Company recorded consulting fees of $46,113 (Cdn$60,000). During the six months ended November 30, 2019, the Company recorded consulting fees of $45,871 (Cdn$60,000).

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

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of November 30, 2020, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events", other than as shown above.

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

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

The Cache River Property now consists of a total of 53 mineral claims of which 6 claims are held under Licence 013472M and an additional 47 claims were recently staked and are held under Licenses 031643M and 031889M. We are not currently conducting any exploration on the Cache River Property but will return to exploration on the Cache River Property in the summer/fall of 2021.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $261,193 as of November 30, 2020, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2020. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at November 30, 2020 we had cash in the amount of $Nil and a working capital deficiency in the amount of $261,193.  As of November 30, 2020, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at November 30, 2020, we had a cash balance of $Nil. We will need to raise additional financing to fund our plan of operation over the next 12 months.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2021.

Corporate Offices

We do not own any real property. Our principal business offices are located at #55-11020 Williams Road, Richmond British Columbia, Canada, V7A 1X8 at a cost of CDN $1,000 per month on a month-to-month basis.

Employees

Currently we do not have any employees. The Company utilizes consultants for the management, regulatory, administration, investor relations and geological functions of the Company. We do not expect any material changes in the number of employees over the next 12-month period. We will continue to retain consultants as required.

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

Results of Operations

Three Months Ended November 30, 2020 and November 30, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2020, which are included herein.

Three-month summary ending November 30, 2020 and November 30, 2019

		Three Months Ended

		November 30, 2020		November 30, 2019
Revenue	$	Nil	$	Nil
Operating Expenses		$37,124		$57,907
Other income (expense)		$(2,122)		$(2,436)
Net Loss		$(39,246)		$(60,343)

Expenses

Our operating expenses for the three-month periods ended November 30, 2020 and November 30, 2019 are outlined in the table below:

	Three Months Ended

	November 30, 2020	November 30, 2019
General and administrative	$35,693	$57,907
Mineral property exploration costs	$1,431	$-

General and administrative expenses decreased by $22,214 from $57,907 during the three months ended November 30, 2019 to $35,693 during the three months ended November 30, 2020.  This decrease was primarily a result of a decrease of $14,292 in transfer agent and filing fees and a decrease in professional fees of $8,550.

Mineral property and exploration costs increased by a $1,431 from $nil during the three months ended November 30, 2019 to $1,431 during the three months ended November 30, 2020. Mineral property exploration costs increased during the quarter as a result of the staking of additional 29 mineral claims in Labrador, Canada.

Six Months Ended November 30, 2020 and November 30, 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2020, which are included herein.

Six-month summary ending November 30, 2020 and November 30, 2019

		Six Months Ended

		November 30, 2020		November 30, 2019
Revenue	$	Nil	$	Nil
Operating Expenses		$70,995		$126,228
Other income (expense)		$(5,113)		$875
Net Loss		$(76,108)		$(125,353)

Expenses

Our operating expenses for the six-month periods ended November 30, 2020 and November 30, 2019 are outlined in the table below:

	Six Months Ended

	November 30, 2020	November 30, 2019
General and administrative	$69,564	$126,228
Mineral property exploration costs	$1,431	$-

General and administrative expenses decreased by $56,664 from $126,228 during the six months ended November 30, 2019 to $69,564 during the six months ended November 30, 2020.  This decrease was primarily a result of a decrease in professional fees of $29,877, a decrease in transfer agent and filing fees of $16,212, and a decrease in consulting fees of $11,025.

Mineral property and exploration costs increased by a $1,431 from $nil during the six months ended November 30, 2019 to $1,431 during the six months ended November 30, 2020. Mineral property exploration costs increased during the quarter as a result of the staking of an additional 29 mineral claims in Labrador, Canada.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At November 30, 2020	As At May 31, 2020
Current assets	$5,281	$7,123
Current liabilities	(266,474)	(192,208)
Working Capital Deficit	$(261,193)	$(185,085)

Cash Flows

	Six Months Ended

	November 30, 2020	November 30, 2019
Net Cash Used in Operating Activities	$(3,210)	$(65,650)
Net Cash Provided by Financing Activities	33	65,650
Net change in cash during period	$(3,177)	$-

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2020, was $3,210 compared to $65,650 during the six months ended November 30, 2019.  The decrease was primarily a result of a $49,245 decrease in net loss, and due to the Company deferring payment of a significant portion of its operating expenses.

Financing Activities

During the six months ended November 30, 2020, we received $33 from financing activities.  In the comparable period, we received $12,349 through the issuance of shares, $53,250 from shares subscribed in private placements and $51 in bank overdrafts.

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

As of November 30, 2020, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2020, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exploration for base and precious metals is a speculative venture involving substantial risk. We can provide investors with no assurance that the Labrador Claims contain commercially viable mineral deposits. The exploration program that our company will conduct on the Labrador Claims may not result in the discovery of commercially viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in base and precious metal exploration and often result in unsuccessful exploration efforts. In such a case, we may be unable to complete our business plan and you could lose your entire investment.

Because of the inherent dangers involved in base and precious metal exploration, there is a risk that our company may incur liability or damages as we conduct our business.

The search for base and precious metals involves numerous hazards. As a result, our company may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. Our company currently has no such insurance, nor do we expect to get such insurance in the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause our company to liquidate all of our assets resulting in the loss of your entire investment.

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

On July 30, 2021, we issued 3,000,000 shares of our common stock in a private placement at a purchase price of USD $0.001875 raising gross proceeds of $5,625.  We have issued all of securities to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On July 30, 2021, we issued 37,000,000 shares of our common stock in a private placement at a purchase price of CDN $0.0025 raising gross proceeds of $75,295 (CDN$92,500). We have issued all of the shares to fifteen (15) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: September 2, 2021	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)