Form 10-Q
period 2021-02-28
Wolverine Technologies Corp.
filed 2021-09-02
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

  or

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 28, 2021 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.

February 28, 2021

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2021 $	May 31, 2020 $
	(Unaudited)
ASSETS

Current Assets

Cash	-	3,177
GST receivable	7,069	3,946

Total Assets	7,069	7,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Bank indebtedness	184	-
Accounts payable and accrued liabilities	226,389	144,968
Short term debt - related parties (Note 3)	78,161	47,240

Total Liabilities	304,734	192,208

Commitments and contingencies (Note 6)	-	-

Stockholders' Deficit

Common stock, 2,000,000,000 shares authorized, $0.001 par value
635,626,548 and 630,626,548 shares issued and outstanding at February 28, 2021 and May 31, 2020, respectively	635,627	630,627
Subscriptions received	-	10,736
Additional paid-in capital	5,483,001	5,477,265
Accumulated deficit	(6,416,293)	(6,303,713)

Total Stockholders' Deficit	(297,665)	(185,085)

Total Liabilities and Stockholders' Deficit	7,069	7,123

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
	$	$	$	$

Operating Expenses

General and administrative	34,101	64,935	103,665	191,163
Mineral property exploration costs	911	-	2,342	-

Total Operating Expenses	35,012	64,935	106,007	191,163

Net Loss Before Other Expenses	(35,012)	(64,935)	(106,007)	(191,163)

Other Income (Expense)

Gain on forgiveness of debt	-	-	-	2,747
Foreign exchange (loss) gain	(1,460)	168	(6,573)	(3,591)
Loss on settlement of debt	-	(45,651)	-	(43,764)
Total Other Income (Expense)	(1,460)	(45,483)	(6,573)	(44,608)

Net Loss	(36,472)	(110,418)	(112,580)	(235,771)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	635,126,548	543,969,040	635,126,548	523,927,766

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Changes in Stockholders' Deficit

For the three and nine months ended February 28, 2021 and February 29, 2020

(Expressed in U.S. dollars)

(Unaudited)

	Three and Nine Months Ended February 28, 2021

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,303,713)	(185,085)

Net loss for the period	-	-	-	-	(36,862)	(36,862)

Balance, August 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,340,575)	(221,947)

Common stock issued to settle debt and for subscription payable	5,000,000	5,000	(10,736)	5,736	-	-

Net loss for the period	-	-	-	-	(39,246)	(39,246)

Balance, November 30, 2020	635,626,548	635,627	-	5,483,001	(6,379,821)	(261,193)

Net loss for the period	-	-	-	-	(36,472)	(36,472)

Balance, February 28, 2021	635,626,548	635,627	-	5,483,001	(6,416,293)	(297,665)

	Three and Nine Months Ended February 29, 2020

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)

Common stock subscribed for cash	-	-	43,500	-	-	43,500

Common stock issued for cash	5,000,000	5,000	-	7,349	-	12,349

Common stock issued for subscription payable	16,200,000	16,200	(60,862)	44,662	-	-

Common stock issued to settle debt	1,500,000	1,500	-	1,500	-	3,000

Net loss for the period	-	-	-	-	(65,010)	(65,010)

Balance, August 31, 2019	499,970,993	499,971	43,500	5,291,858	(6,076,556)	(241,227)

Common stock subscribed for cash	-	-	9,750	-	-	9,750

Net loss for the period	-	-	-	-	(60,343)	(60,343)

Balance, November 30, 3019	499,970,993	499,971	53,250	5,291,858	(6,136,899)	(291,820)

Common stock issued to settle debt	61,766,666	61,767	-	123,533	-	185,300

Common stock subscribed for cash	-	-	16,012	-	-	16,012

Net loss for the period	-	-	-	-	(110,418)	(110,418)

Balance, February 29, 2020	561,797,659	561,738	69,262	5,415,391	(6,247,317)	(200,926)

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 29,
	2021	2020
	$	$

Operating Activities

Net loss	(112,580)	(235,771)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	-	43,764
Gain on forgiveness of debt	-	(2,747)

Changes in operating assets and liabilities:

Other receivable	(3,123)	1,354
Accounts payable	81,421	82,596
Accounts payable - related parties	30,921	29,149

Net Cash Used in Operating Activities	(3,361)	(81,655)

Financing Activities

Bank indebtedness	184	44
Proceeds from issuance of common stock	-	12,349
Proceeds from common stock subscriptions	-	69,262

Net Cash Provided by Financing Activities	184	81,655

Increase (decrease) in Cash	(3,177)	-

Cash, Beginning of Period	3,177	-

Cash, End of Period	-	-

Non-cash Investing and Financing Activities:
Shares issued to settle accounts payable	10,736	128,300
Shares issued to settle related party accounts payable	-	60,000
Stocks issued for prior year subscriptions	-	60,862

Supplemental Disclosures:
Interest paid	679	790
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements February 28, 2021 (Expressed in U.S. dollars) (unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At February 28, 2021, the Company has a working capital deficiency of $297,665 and has an accumulated deficit of $6,416,293. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements February 28, 2021 (Expressed in U.S. dollars) (unaudited)

2. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Related Party Transactions

(a) During the nine months ended February 28, 2021, the Company incurred consulting fees of $23,249 (2020 - $22,623) to a company controlled by the President of the Company.

(b) During the nine months ended February 28, 2021, the Company incurred consulting fees of $nil (2020 - $11,225) to a Director of the Company.

(c) As at February 28, 2021, the Company owes $46,691 (May 31, 2020 - $18,123) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d) As at February 28, 2021, the Company owes $31,470 (May 31, 2020 - $29,117) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

4. Mineral Properties

In November 2020, the Company staked mineral claims located in Labrador, Canada for $2,342 (Cdn$3,055). As at February 28, 2021, the Company wrote off the mineral property acquisition costs of $2,342 due to the uncertainty of establishing proven and probable reserves.

5. Common Stock

Stock transactions during the nine months ended February 28, 2021:

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

(d) On February 3, 2020, the Company issued 8,100,000 shares of common stock with a fair value of $24,300 to settle accounts payable of $18,225, resulting in a loss of $6,075.

(e) On February 13, 2020, the Company issued 33,666,666 shares of common stock with a fair value of $101,000 to settle accounts payable of $76,173, resulting in a loss on settlement of $24,827.

(f) On February 13, 2020, the Company issued 20,000,000 shares of common stock with a fair value of $60,000 to settle related party accounts payable of $45,251, resulting in a loss on settlement of $14,749.

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements February 28, 2021 (Expressed in U.S. dollars) (unaudited)

5. Common Stock (continued)

(g) During the nine months ended February 29, 2020, the Company received cash proceeds of $89,750 for the issuance of 39,888,889 common shares. At February 29, 2020, the Company had also incurred share issuance costs of $20,488 which were offset against the proceeds received.

At February 28, 2021 and February 29, 2020, the Company had no dilutive shares, or common stock equivalents.

6. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares. As at February 28, 2021, there were none issued.

At February 28, 2021 and February 29, 2020, the Company had no outstanding or exercisable stock options.

7. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,702 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at February 28, 2021, the Company has not issued a bonus. During the nine months ended February 28, 2021, the Company recorded consulting fees of $69,657 (Cdn$90,000). During the nine months ended February 29, 2020, the Company recorded consulting fees of $67,502 (Cdn$90,000).

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

8. Subsequent events

On July 30, 2021, the Company issued 37,000,000 shares of common stock pursuant to a private placement for cash proceeds of $75,295 (Cdn$92,500).

On July 30, 2021, the Company issued 3,000,000 shares of common stock pursuant to a private placement for cash proceeds of $5,625.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of February 28, 2021, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events", other than as shown above.

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

Corporate History

Our company was incorporated in the State of Nevada on February 23, 2006, and is quoted on the OTC Pink under the symbol WOLV.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $297,665 as of February 28, 2021, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2020. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 28, 2021, we did not have cash and had a working capital deficiency in the amount of $297,665.  As of February 28, 2021, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at February 28, 2021, we did not have cash and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2022.

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

Results of Operations

Three Months Ended February 28, 2021 and February 29, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2021, which are included herein.

Three-month summary ending February 28, 2021 and February 29, 2020

		Three Months Ended
		February 28, 2021		February 29, 2020
Revenue	$	Nil	$	Nil
Operating Expenses		$35,012		$64,935
Other income (expense)		$(1,460)		$(45,483)
Net Loss		$(36,472)		$(110,418)

Expenses

Our operating expenses for the three-month periods ended February 28, 2021 and February 29, 2020 are outlined in the table below:

	Three Months Ended
	February 28, 2021	February 29, 2020
General and administrative	$34,101	$64,935
Write-down of property exploration costs	$911	$-

General and administrative expenses decreased by $30,834 from $64,935 during the three months ended February 29, 2020 to $34,101 during the three months ended February 28, 2021.  This decrease was primarily a result of a $14,475 decrease in consulting fees, a $9,164 decrease in professional fees, and a $6,792 decrease in transfer agent and filing fees.

Mineral property and exploration costs increased by a $911 from $nil during the three months ended February 29, 2020, 2019 to $911 during the three months ended February 28, 2021. Mineral property exploration costs increased during the quarter as a result of the staking of additional 18 mineral claims in Labrador, Canada.

Nine Months Ended February 28, 2021 and February 29, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2021, which are included herein.

Nine-month summary ending February 28, 2021 and February 29, 2020

		Nine Months Ended
		February 28, 2021		February 29, 2020
Revenue	$	Nil	$	Nil
Operating Expenses		$106,007		$191,163
Other income (expense)		$(6,573)		$(44,608)
Net Loss		$(112,580)		$(235,771)

Expenses

Our operating expenses for the nine-month periods ended February 28, 2021 and February 29, 2020 are outlined in the table below:

	Nine Months Ended
	February 28, 2021	February 29, 2020
General and administrative	$103,665	$191,163
Mineral property exploration costs	$2,342	$-

General and administrative expenses decreased by $87,498 from $191,163 during the nine months ended February 29, 2020 to $103,665 during the nine months ended February 28, 2021.  This decrease was primarily a result of a $39,041 decrease in professional fees, a $25,500 decrease in consulting fees, and a $23,183 decrease in transfer agent and filing fees.

Mineral property and exploration costs increased by a $2,342 from $nil during the nine months ended February 29, 2020, 2019 to $2,342 during the nine months ended February 28, 2021. Mineral property exploration costs increased during the quarter as a result of the staking of additional 47 mineral claims in Labrador, Canada.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At February 28, 2021	As At May 31, 2020
Current assets	$7,069	$7,123
Current liabilities	(304,734)	(192,208)
Working Capital Deficit	$(297,665)	$(185,085)

Cash Flows

	Nine Months Ended
	February 28, 2021	February 29, 2020
Net Cash Used in Operating Activities	$(3,361)	$(81,655)
Net Cash Provided by Financing Activities	184	81,655
Net change in cash during period	$(3,177)	$-

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2021, was $3,361 compared to $81,655 during the nine months ended February 29, 2020.  The decrease was primarily a result of a decrease of $123,191 in net loss offset by a non-cash loss on settlement of debt of $43,764.

Financing Activities

During the nine months ended February 28, 2021, we received $184 from financing activities.  In the comparable period, we received $12,349 through the issuance of shares, $69,262 from shares subscribed in private placements and $44 in bank overdrafts.

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

As of February 28, 2021, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2020, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are not currently conducting any exploration and are in the initial stages of exploration of the Labrador Claims, and thus have no way to evaluate the likelihood of whether our company will be able to operate our business successfully. Our Company was incorporated on February 23, 2006, and to date we have been involved primarily in organizational activities, obtaining financing and preliminary exploration of the Labrador Claims. We have not earned any revenues and we have never achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that our company plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that its business will prove successful, and we can provide no assurance to investors that our company will generate any operating revenues or ever achieve profitable operations. If our company is unsuccessful in addressing these risks its business will likely fail and you will lose your entire investment in this offering.

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