Form 10-K
period 2021-05-31
Wolverine Technologies Corp.
filed 2021-11-17
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

Yes ☐  No ☒

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2020 was $1,119,543 based on a market price of $0.002 per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

675,626,548 shares of common stock issued & outstanding as of November 17, 2021.

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

Our business is conducted by independent contractors which include our officers and directors, among others.  As of May 31, 2021, the company had three consultants PubCo Services Inc. (Richard Haderer), Texada Consulting Inc. (Bruce Costerd), and David Chalk engaged on a non-exclusive, part time basis, and several other IR, administrative, and accounting consultants who are engaged on an intermittent, as needed basis.  Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We have to date, and plan to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often, unique experience and knowledge that local persons have related to certain properties.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2021, financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue, has a working capital deficiency, and has incurred operating losses since inception. As a result, our company's auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Stockholders of Our Common Shares

As of the date of this annual report, we have 237 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2021.

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

As of November 17, 2021 we have 237 registered stockholders and 675,626,548 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2021.

Recent Sales of Unregistered Securities

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

Purchase of Equity Securities by the Issuer

Wolverine did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2021.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2021 and 2020 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 12 of this annual report.

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

Not accounting for our working capital deficit of $317,032 as of May 31, 2021, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2021. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had minimal cash and a working capital deficit in the amount of $317,032 as of May 31, 2021, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $100,000 for the exploration program on the Cache River Property.

As at May 31, 2021, we cash of $9,111. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Results of Operations for the Years Ended May 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2021 and 2020.

Our operating results for the years ended May 31, 2021 and 2020 are summarized as follows:

	Year Ended May 31
	2021	2020
Revenue	$-	$-
Operating expenses	$(161,390)	$(253,029)
Other income (expenses)	$(15,260)	$(39,138)
Net loss	$(176,650)	$(292,167)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2021 and 2020 are outlined in the table below:

	Year Ended May 31
	2021	2020
General and administrative	$(158,722)	$(253,029)
Mineral property exploration costs	$(2,668)	$-
Gain on forgiveness of debt	$2,261	$2,747
Foreign exchange loss	$(17,521)	$(556)
Loss on settlement of debt	$-	$(41,329)
Total expenses	$(176,650)	$(292,167)

The decrease in expenses for the year ended May 31, 2021 of $115,517, compared to the same period in fiscal 2020, was mainly due to a decrease in professional fees of $33,441, a decrease in transfer agent and filing fees of $30,214, a decrease in consulting fees of $30,061, a decrease on loss of settlement of debt of $41,329, offset by an increase in foreign exchange loss of $16,965.

Mineral property and exploration costs increased by $2,668 from $nil during the year ended May 31, 2020, to $2,668 during the year ended May 31, 2021. Mineral property exploration costs increased during the year as a result of the staking of additional 18 mineral claims in Labrador, Canada

Liquidity and Financial Condition

Working Capital

	At May 31, 2021	At May 31, 2020
Current assets	$18,424	$7,123
Current liabilities	335,456	192,208
Working deficit	$(317,032)	$(185,085)

Cash Flows

	Year Ended May 31
	2021	2020
Net Cash Used in Operating Activities	$(38,769)	$(119,671)
Net Cash Provided by (Used in) investing activities	-	-
Net Cash Provided by Financing Activities	44,703	122,848
Net change in cash during period	$5,934	$3,177

Operating Activities

Net cash used in operating activities during the year ended May 31, 2021 was $38,769 compared to $119,671 for the year ended May 31, 2020.  The decrease was primarily a result of a decrease in net loss of $115,517, offset by a decrease in non-cash expenses of $40,843.

Investing Activities

Net cash provided by investing activities during the year ended May 31, 2021 was $Nil compared to net cash used in investing activities of $Nil for the year ended May 31, 2020.

Financing Activities

During the year ended May 31, 2021, we received proceeds of $44,703 from financing activities, which included share subscriptions of $44,703. During the year ended May 31, 2020, we received proceeds of $122,848 from financing activities, which included proceeds from the issuance of common shares of $9,736 and share subscriptions of $113,112.

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

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the grant date fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

May 31, 2021

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Wolverine Technologies Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wolverine Technologies Corp. (“the Company”) as of May 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT
November 17, 2021

F-1

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2021 $	May 31, 2020 $

ASSETS

Current Assets

Cash	9,111	3,177
GST receivable	9,313	3,946

Total Assets	18,424	7,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	244,936	144,968
Short term debt - related parties (Note 3)	90,520	47,240

Total Liabilities	335,456	192,208

Commitments and contingencies (Note 6)	-	-

Stockholders' Deficit

Common stock, 2,000,000,000 shares authorized, $0.001 par value 635,626,548 and 630,626,548 shares issued and outstanding at May 31, 2021 and May 31, 2020, respectively	635,627	630,627
Subscriptions received	44,703	10,736
Additional paid-in capital	5,483,001	5,477,265
Accumulated deficit	(6,480,363)	(6,303,713)

Total Stockholders' Deficit	(317,032)	(185,085)

Total Liabilities and Stockholders' Deficit	18,424	7,123

F-2

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2021	2020
	$	$

Operating Expenses

General and administrative	158,722	253,029
Mineral property exploration costs	2,668	-

Total Operating Expenses	161,390	253,029

Net Loss Before Other Expenses	(161,390)	(253,029)

Other Income (Expense)

Gain on forgiveness of debt	2,261	2,747
Foreign exchange loss	(17,521)	(556)
Loss on settlement of debt	-	(41,329)
Total Other Income (Expense)	(15,260)	(39,138)

Net Loss	(176,650)	(292,167)

Net Loss Per Share of Common Stock, Basic and Diluted	(0.00)	(0.00)

Weighted Average Number of Common Stock Outstanding, Basic and Diluted	635,126,548	549,925,820

(The accompanying notes are an integral part of these financial statements.)
F-3

WOLVERINE TECHNOLOGIES CORP.

Statements of Changes in Stockholders' Deficit

For the year ended May 31, 2021 and 2020

(Expressed in U.S. dollars)

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)

Common stock subscribed for cash	-	-	9,736	-	-	9,736

Common stock issued to settle debt	58,266,666	58,267	1,000	100,033	-	159,300

Common stock issued to settle related party debt	20,000,000	20,000	-	40,000	-	60,000

Common stock subscribed for cash	58,888,889	58,889	-	54,223	-	113,112

Common stock issued for subscription payable	16,200,000	16,200	(60,862)	44,662	-	-

Net loss for the year	-	-	-	-	(292,167)	(292,167)

Balance, May 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,303,713)	(185,085)

Common stock subscribed for cash	-	-	44,703	-	-	44,703

Common stock issued to settle debt	500,000	500	(1,000)	500	-	-

Common stock issued for subscription payable	4,500,000	4,500	(9,736)	5,236	-	-

Net loss for the year	-	-	-	-	(176,650)	(176,650)

Balance, May 31, 2021	635,626,548	635,627	44,703	5,483,001	(6,480,363)	(317,032)

(The accompanying notes are an integral part of these financial statements.)
F-4

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2021	2020
	$	$

Operating Activities

Net loss	(176,650)	(292,167)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	-	41,329
Gain on forgiveness of debt	(2,261)	(2,747)

Changes in operating assets and liabilities:

Other receivable	(5,367)	(354)
Accounts payable	102,229	88,533
Accounts payable - related parties	43,280	45,735

Net Cash Used in Operating Activities	(38,769)	(119,671)

Financing Activities

Proceeds from issuance of common stock	-	9,736
Proceeds from common stock subscriptions	44,703	113,112

Net Cash Provided by Financing Activities	44,703	122,848

Increase in Cash	5,934	3,177

Cash, Beginning of Year	3,177	-

Cash, End of Year	9,111	3,177

Non-cash Investing and Financing Activities:
Common stock issued to settle accounts payable	1,000	159,300
Common stock issued to settle related party accounts payable	-	60,000
Common stock issued for prior year subscriptions	9,736	60,862

Supplemental Disclosures:
Interest paid	-	1,232
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements.)
F-5

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2021 (Expressed in U.S. dollars)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At May 31, 2021, the Company has a working capital deficiency of $317,032 and has accumulated losses of $6,480,363 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2021 (Expressed in U.S. dollars)

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

e) Income Taxes

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was $0 of interest and penalties recognized for the years ended May 31, 2021 and 2020.

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

g) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the grant date fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2021 (Expressed in U.S. dollars)

h) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2021 and 2020, the Company had no dilutive shares outstanding.

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

j) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2021 and 2020, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2021 (Expressed in U.S. dollars)

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Related Party Transactions

(a) During the year ended May 31, 2021, the Company incurred consulting fees of $31,536 (2020 - $29,884) to a company controlled by the President of the Company.

(b) During the year ended May 31, 2021, the Company incurred consulting fees of $nil (2020 - $22,117) to a Director of the Company.

(c) As at May 31, 2021, the Company owes $57,292 (May 31, 2020 - $18,123) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(d) As at May 31, 2021, the Company owes $33,228 (May 31, 2020 - $29,117) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

5. Mineral Properties

In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). As at May 31, 2021, the Company wrote off the mineral property acquisition costs of $2,668 due to the uncertainty of establishing proven and probable reserves.

6. Common Stock

Stock transactions during the year ended May 31, 2021:

(a) On September 25, 2020, the Company issued 4,500,000 shares of common stock pursuant to a private placement for cash proceeds of $9,736 (Cdn$13,500) received during the year ended May 31, 2020.

(b) On September 25, 2020, the Company issued 500,000 shares of common stock with a fair value of $1,000 to settle $1,085 (Cdn$1,500) in debt, resulting in a gain on settlement of $85 recognized during the year ended May 31, 2020.

(c) During the year ended May 31, 2021, the Company received cash proceeds of $40,953 (Cdn$50,000) for 20,000,000 shares of common stock to be issued subsequent to year end. The common stock was issued on July 26, 2021 (Note 10).

(d) During the year ended May 31, 2021, the Company received cash proceeds of $3,750 for 2,000,000 shares of common stock to be issued subsequent to year end. The common stock was issued on July 26, 2021 (Note 10).

Stock transactions during the year ended May 31, 2020:

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

(d) On February 3, 2020, the Company agreed to issue 8,100,000 shares of common stock with a fair value of $24,300 to settle accounts payable of $18,225, resulting in a loss of $6,075. The common stock was issued on March 13, 2020.

(e) On February 13, 2020, the Company agreed to issue 33,666,666 shares of common stock with a fair value of $101,000 to settle accounts payable of $76,173, resulting in a loss on settlement of $24,827. The common stock was issued on March 13,2020.

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2021 (Expressed in U.S. dollars)

(f) On February 13, 2020, the Company agreed to issue 20,000,000 shares of common stock with a fair value of $60,000 to settle related party accounts payable of $45,251, resulting in a loss on settlement of $14,749. The common stock was issued on March 13, 2020.

(g) On March 13, 2020, the Company issued 15,000,000 shares of common stock with a fair value of $30,000 to settle accounts payable of $32,348 (Cdn$45,000) resulting in a gain on settlement of $2,350.

(h) On March 13, 2020, the Company issued 53,888,889 shares of common stock pursuant to a private placement for cash proceeds of $121,250. The Company had also incurred share issuance costs of $20,488, resulting in net cash proceeds of$100,762.

(i) On May 29, 2020, the Company agreed to issue 500,000 shares of common stock with a fair value of $1,000 to settle $1,085 (Cdn$1,500) resulting in a gain on settlement of $85. These shares were issued on September 29, 2020.

(j) During the year ended May 31, 2020, the Company received cash proceeds of $9,736 for the issuance of 4,500,000 common shares. These shares were issued on September 25, 2020.

At May 31, 2021 and 2020, the Company had no dilutive shares, or common stock equivalents.

7. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares. As at May 31, 2021, there were none issued.

At May 31, 2021 and 2020, the Company had no outstanding or exercisable stock options.

8. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,702 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at May 31, 2021, the Company has not issued a bonus. During the year ended May 31, 2021, the Company recorded consulting fees of $94,517 (Cdn$120,000). During the year ended May 31, 2020, the Company recorded consulting fees of $89,286 (Cdn$120,000).

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

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements May 31, 2021 (Expressed in U.S. dollars)

9. Income Taxes

The Company has net operating losses carried forward of $4,548,600 available to offset taxable income in future years which expires beginning in fiscal 2027. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. The Company is subject to examination by the IRS for tax years 2014 to 2021.  The Company is also subject to income tax in Canada.

The Company was subject to United States federal and state income taxes at an approximate rate of 21% for the years ended May 31, 2021 and 2020.

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2021 $	2020 $

Income tax recovery at statutory rate	(37,096)	(61,355)

Temporary differences	560	-

Valuation allowance change	36,536	61,355

Provision for income taxes	-	-

The significant components of deferred income tax assets and liabilities at May 31, 2021 and 2020, are as follows:

	2021 $	2020 $

Mineral property costs	300,531	299,971
Net operating losses carried forward	955,211	918,675

Gross deferred income tax assets	1,255,742	1,218,646

Valuation allowance	(1,255,742)	(1,218,646)

Net deferred income tax asset	-	-

10. Subsequent events

On July 26, 2021, the Company issued 3,000,000 shares of common stock pursuant to a private placement for cash proceeds of $5,625, of which $3,750 was received at May 31, 2021 (Note 6).

On July 26, 2021, the Company issued 37,000,000 shares of common stock pursuant to a private placement for cash proceeds of $75,295 (Cdn$92,500), of which $40,953 (Cdn$50,000) was received at May 31, 2021 (Note 6).

Subsequent to May 31, 2021, the Company received cash proceeds of $25,715 (Cdn$32,500) for the subscription of 13,000,000 shares of common stock pursuant to a private placement. As of the date of these financial statements the shares had yet to be issued.

Subsequent to May 31, 2021, the Company received cash proceeds of $18,750 for the subscription of 10,000,000 shares of common stock pursuant to a private placement. As of the date of these financial statements the shares had yet to be issued.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2021, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2021 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2021, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company's internal control over financial reporting as of May 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO was not effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

During the year ended May 31, 2021 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Richard Haderer	President, Chief Executive Officer, Chief Financial Officer and Director	58	April 13, 2015
Luke Rich	Vice President, Exploration and Business Development and Director	56	June 14, 2010
David Ian Chalk	Director	63	April 13, 2015

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2021 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2021 and 2020; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2021 and 2020, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Haderer Chief Executive Officer, Chief Financial Officer and Director)	2021 2020	$31,536 $29,884	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$31,536 $29,884

Stock Options/SAR Grants

N/A.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2021 or May 31, 2020 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 10, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Richard Haderer 103 Huntcroft Place NE Calgary, Alberta T2K 4E6	32,030,000	4.7%
Luke Rich P.O. Box 65 Natuashish, NL A0P1A0	3,125,140	0.5%
David Ian Chalk 20629 86A Ave Langley, British Columbia V1M 3X3	700,000	0.1%
Matthew Chan 7010 Union Street Burnaby, British Columbia V5A 1H9	50,000,000	7.4%
Directors and Officers as a Group	35,855,140	5.3%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 17, 2021.  As of November 17, 2021, there were 675,626,548 shares of our company's common stock issued and outstanding.

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

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2021 and 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended May 31
	2021 ($)	2020 ($)
Audit Fees	$24,000	$21,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$ 24,000	$ 21,000

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: November 17, 2021	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: November 17, 2021	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: November 17, 2021	/s/ Richard Haderer
Richard Haderer
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: November 17, 2021	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 17, 2021	/s/ Luke Rich
Luke Rich
Director

Dated: November 17, 2021	/s/ David Chalk
David Chalk
Director