Form 10-Q
period 2021-08-31
Wolverine Technologies Corp.
filed 2021-11-24
CIK 1424404

UNITEDSTATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	August 31, 2021
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-53767

WOLVERINE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#55-11020 Williams Road, Richmond, British Columbia, Canada	V7A 1X8
(Address of principal executive offices)	(Zip Code)

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
675,626,548 common shares issued and outstanding as of November 24, 2021.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2021 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.

August 31, 2021

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2021 $	May 31, 2021 $
	(Unaudited)
ASSETS

Current Assets

Cash	76	9,111
GST receivable	10,835	9,313
Prepaid expenses	1,438	-

Total Assets	12,349	18,424

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	257,308	244,936
Short term debt - related parties (Note 3)	90,851	90,520

Total Liabilities	348,159	335,456

Commitments and contingencies (Note 6)	-	-

Stockholders' Deficit

Common stock, 2,000,000,000 shares authorized, $0.001 par value 675,626,548 and 635,626,548 shares issued and outstanding at August 31, 2021 and May 31, 2021, respectively	675,627	635,627
Subscriptions received	-	44,703
Additional paid-in capital	5,523,921	5,483,001
Accumulated deficit	(6,535,358)	(6,480,363)

Total Stockholders' Deficit	(335,810)	(317,032)

Total Liabilities and Stockholders' Deficit	12,349	18,424

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2021	2020
	$	$

Operating Expenses

General and administrative	63,871	33,871

Total Operating Expenses	63,871	33,871

Net Loss Before Other Expenses	(63,871)	(33,871)

Other Income (Expense)

Foreign exchange gain (loss)	8,876	(2,991)

Net Loss	(54,995)	(36,862)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	649,539,591	630,626,548

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Changes in Stockholders' Deficit

For the three months ended August 31, 2021 and 2020

(Expressed in U.S. dollars)

(Unaudited)

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,303,713)	(185,085)

Net loss for the period	-	-	-	-	(36,862)	(36,862)

Balance, August 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,340,575)	(221,947)

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2021	635,626,548	635,627	44,703	5,483,001	(6,480,363)	(317,032)

Common stock issued for cash	18,000,000	18,000	-	18,217	-	36,217

Common stock issued for subscriptions received	22,000,000	22,000	(44,703)	22,703	-	-

Net loss for the period	-	-	-	-	(54,995)	(54,995)

Balance, August 31, 2021	675,626,548	675,627	-	5,523,921	(6,535,358)	(335,810)

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2021	2020
	$	$

Operating Activities

Net loss	(54,995)	(36,862)

Changes in operating assets and liabilities:

Other receivable	(1,522)	336
Accounts payable	12,372	21,871
Accounts payable - related parties	331	11,555
Prepaid expenses	(1,438)	-

Net Cash Used in Operating Activities	(45,252)	(3,100)

Financing Activities

Proceeds from common stock issued	36,217	-

Net Cash Provided by Financing Activities	36,217	-

Decrease in Cash	(9,035)	(3,100)

Cash, Beginning of Period	9,111	3,177

Cash, End of Period	76	77

Non-cash Investing and Financing Activities:
Common stock issued for subscriptions received	44,703	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Notes to the Financial Statements

August 31, 2021

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

The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2021. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At August 31, 2021, the Company has a working capital deficiency of $335,810 and has accumulated losses of $6,535,358 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

WOLVERINE TECHNOLOGIES CORP.

Notes to the Financial Statements

August 31, 2021

(Expressed in U.S. dollars)

(unaudited)

3.    Related Party Transactions

(a)  During the three months ended August 31, 2021, the Company incurred consulting fees of $4,017 (2020 - $7,699) to a company controlled by the President of the Company.

(b)  As at August 31, 2021, the Company owes $59,089 (May 31, 2021 - $57,292) to a company controlled by the President of the Company, which is non-interest bearing, unsecured and due on demand.

(c)  As at August 31, 2021, the Company owes $31,762 (May 31, 2021 - $33,228) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

4.    Mineral Properties

In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2021, the Company wrote off the mineral property acquisition costs of $2,668 due to the uncertainty of establishing proven and probable reserves.

5. Common Stock

Stock transactions during the three months ended August 31, 2021:

(a) On July 26, 2021, the Company issued 20,000,000 shares of common stock at a price of Cdn$0.0025 per share pursuant to a private placement for cash proceeds of $40,953 (Cdn$50,000) received during the year ended May 31, 2021.

(b) On July 26, 2021, the Company issued 17,000,000 shares of common stock at a price of Cdn$0.0025 per share pursuant to a private placement for cash proceeds of $34,342 (Cdn$42,500).

(c) On July 26, 2021, the Company issued 2,000,000 shares of common stock at a price of $0.001875 per share pursuant to a private placement for cash proceeds of $3,750 received during the year ended May 31, 2021.

(d) On July 26, 2021, the Company issued 1,000,000 shares of common stock at a price of $0.001875 per share pursuant to a private placement for cash proceeds of $1,875.

There were no stock transactions during the three months ended August 31, 2020:

At August 31, 2021 and 2020, the Company had no dilutive shares, or common stock equivalents.

6.    Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares. As at August 31, 2021, there were none issued.

At August 31, 2021 and 2020, the Company had no outstanding or exercisable stock options.

7. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $8,034 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at August 31, 2021, the Company has not issued a bonus. During the three months ended August 31, 2021, the Company recorded consulting fees of $23,763 (Cdn$30,000). During the three months ended August 31, 2020, the Company recorded consulting fees of $23,007 (Cdn$30,000).

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

8.    Subsequent events

Subsequent to August 31, 2021, the Company received cash proceeds of $25,715 (Cdn$32,500) for the subscription of 13,000,000 shares of common stock at a price of Cdn$0.0025 per share pursuant to a private placement. As of the date of these financial statements the shares had yet to be issued.

Subsequent to August 31, 2021, the Company received cash proceeds of $18,750 for the subscription of 10,000,000 shares of common stock at a price of $0.001875 per share pursuant to a private placement. As of the date of these financial statements the shares had yet to be issued.

WOLVERINE TECHNOLOGIES CORP.

Notes to the Financial Statements

August 31, 2021

(Expressed in U.S. dollars)

(unaudited)

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2021, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Cache River Property now consists of a total of 53 mineral claims of which 6 claims are held under Licence 013472M and an additional 47 claims were recently staked and are held under Licenses 031643M and 031889M. We are not currently conducting any exploration on the Cache River Property but will return to exploration on the Cache River Property in the spring/summer of 2022.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $335,810 as of August 31, 2021, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2021. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at August 31, 2021, we had minimal cash and had a working capital deficiency in the amount of $335,810.  As August 31, 2021, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Phase 1 Program Proposed Expenditures		$CDN

Project Management/Staff Costs		$10,000
Geophysicist (review of previous geophysics/work; recommend new program)		$15,000
Geophysical survey – to be determined		$55,000
Report revision/miscellaneous		$7,500
	Subtotal	$87,500
	Contingency 13%	$12,500
	Phase 1 Total	$100,000

As at August 31, 2021, we did not have cash and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2022.

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

Results of Operations

Three Months Ended August 31, 2021 and August 31, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2021, which are included herein.

Three-month summary ending August 31, 2021 and August 31, 2020

		Three Months Ended

		August 31, 2021		August 31, 2020
Revenue	$	Nil	$	Nil
Operating Expenses		$(63,871)		$(33,871)
Other income (expense)		$8,876		$(2,991)
Net Loss		$(54,995)		$(36,682)

Expenses

Our operating expenses for the three-month periods ended August 31, 2021 and August 31, 2020 are outlined in the table below:

	Three Months Ended
	August 31, 2021	August 31, 2020
General and administrative	$63,871	$33,871

General and administrative expenses increased by $30,000 from $33,871 during the three months ended August 31, 2020 to $63,871 during the three months ended August 31, 2021.  This increase was primarily a result of  an increase in professional fees of $17,948 and an increase in transfer agent and filings fees of $10,621.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At August 31, 2021	As At May 31, 2021
Current assets	$12,349	$18,424
Current liabilities	(348,159)	(335,456)
Working Capital Deficit	$(335,810)	$(317,032)

Cash Flows

	Three Months Ended
	August 31, 2021	August 31, 2020
Net Cash Used in Operating Activities	$(45,252)	$(3,100)
Net Cash Provided by Financing Activities	36,217	-
Net change in cash during period	$(9,035)	$(3,100)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2021, was $45,252 compared to $3,100 during the three months ended August 31, 2020. The increase in cash used in operating activities was primarily a result of an increase in net loss to $54,995 for the three months ended August 31, 2021 compared to $36,862 for the three months ended August 31, 2020, as well as a reduction in the change in accounts payable to $12,372 for the three months ended August 31, 2021 compared to $21,871 for the three months ended August 31, 2020 and a reduction in the change in accounts payable to related parties to $331 for the three months ended August 31, 2021 compared to $11,555 for the three months ended August 31, 2020.

Financing Activities

During the three months ended August 31, 2021, we received $36,217 from financing activities.  In the comparable period, we received $Nil from financing activities.

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

As of August 31, 2021, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2020, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On July 26, 2021, we issued 3,000,000 shares of our common stock in a private placement at a purchase price of USD $0.001875 raising gross proceeds of $5,625. We received proceeds of $3,750 for 2,000,000 shares of common stock during the year ended May 31, 2021, and the balance of $1,875 for 1,000,000 shares of common stock during the three months ended August 31, 2021. We have issued all of securities to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On July 26, 2021, we issued 37,000,000 shares of our common stock in a private placement at a purchase price of CDN $0.0025 raising gross proceeds of $75,295 (CDN$92,500). We received proceeds of $40,953 (Cdn$50,000) for 20,000,000 shares of common stock during the year ended May 31, 2021, and the balance of $34,342 (Cdn$42,500) for 17,000,000 shares of common stock during the three months ended August 31, 2021. We have issued all of the shares to fifteen (15) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_1.htm

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_2.htm

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_3.htm

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_4.htm

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000106299313004688/exhibit3-1.htm

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000106299315004312/exhibit3-1.htm

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000106299320001077/form8k.htm

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_1.htm

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_2.htm

10.3	Purchase Agreement dated June 11, 2013 between Wolverine and 0969015 B.C. Ltd. filed as an Exhibit to our 8-K filed on June 13, 2013 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299313003044/exhibit10-1.htm

10.4	Share Purchase Agreement between Wolverine and David Chalk dated April 19, 2016. https://www.sec.gov/Archives/edgar/data/1424404/000106299316009081/exhibit10-1.htm

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit14.htm

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: November 24, 2021	/s/ Richard Haderer
Richard Haderer
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)