Form 10-K/A
period 2021-05-31
Wolverine Technologies Corp.
filed 2022-01-28
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Yes ☒ No ☐

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
Yes ☐ No ☒

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2020 was $1,141,863 based on a market price of $0.002 per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

715,626,548 shares of common stock issued & outstanding as of January 24, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Form 10-K/A (the "Form 10-K/A") for the year ended May 31, 2021, originally filed with the Securities & Exchange Commission on November 17, 2021. This Form 10-K/A has been amended as follows:

  The Company has identified an error in the reclassification of the amounts owing to Bruce Costerd and Texada Consulting Inc., a private company controlled by Bruce Costerd.These amounts were orginally included with accounts payable and accrued liabilities and should have been classified as short-term debt - related parties on the balance sheet and statement of cash flows. See Note 11 to the Financial Statements included in Item 8 for additional information and reconciliation of the previously reported amounts to the restated amounts.

  A risk factor has been added relating to the cease trade order issued against the Company by the Alberta Securities Commission.

  The resignation of David Chalk as a director of the Company effective December 1, 2021 has been disclosed.

  The appointment of Bruce Costerd as CEO and director of the company effective January 24, 2022 has been disclosed. The resignation of Richard Haderer as CEO of the company effective January 24, 2022 has been disclosed.

  Items 10, 11 and 12 have been updated as a result of the appointment of Bruce Costerd as CEO.

  The Corporate Governance policies of the Company have been disclosed in accordance with National Instrument 58-101 (Canada).

  A breach of National Instrument 52-110 (Canada) Audit Committees has been disclosed.

The Company's Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

The Company is also concurrently filing an amended Quarterly Report for the quarterly period ended August 31, 2021 to restate the previously issued interim financial statements due to the accounting reclassification described above.

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

On April 19, 2016, Wolverine entered into a Share Purchase Agreement with a director, David Chalk, pursuant to which we have agreed to issue in a private placement 400,000,000 shares of our common stock in consideration for one-third of the net proceeds that Mr. Chalk may realize from the sale of Mr. Chalk's 15% equity interest in Decision-Zone Inc., a privately held cyber-security software company based in Ontario, Canada. The Agreement is subject to our Company increasing its authorized capital to allow for the issuance of the consideration shares. As of the date of this filing, the agreement has not yet closed.

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

The Company is subject to a cease trade order issued by the Alberta Securities Commission ("ASC")

On October 5, 2020, the ASC issued a cease trade order against the Company for failure to file the annual financial statements and MD&A for the year ended May 31, 2020. A cease trade order has the effect of preventing the Company from raising capital and impairing the Company's operations until the cease order has been revoked by the ASC. The Company has filed all of its outstanding filings and applied for a full revocation of the cease trade order but this no assurance that the ASC will grant a revocation.

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

As of January 24, 2022 we have 243 registered stockholders and 715,626,548 shares of common stock outstanding.

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

Operating Activities

Net cash used in operating activities during the year ended May 31, 2021 was $38,769 compared to $119,671 for the year ended May 31, 2020.  The decrease was primarily a result of a decrease in net loss of $115,517, offset by a decrease in non-cash expenses of $40,843 .

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

May 31, 2021

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Wolverine Technologies Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wolverine Technologies Corp. ("the Company") as of May 31, 2021 and 2020, the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended May 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Correction of a Material Misstatement in Previously issued Financial Statements

As discussed in Note 11 to the financial statements, the financial statements for the year ended May 31, 2021 and 2020 have been restated to correct a misstatement.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2018.

Draper, UT

November 17, 2021,except for Note 11 as to which the date is January 28, 2022

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2021 $	May 31, 2020 $
	(Restated - see note 11)	(Restated - see note 11)
ASSETS

Current Assets

Cash	9,111	3,177
GST receivable	9,313	3,946

Total Assets	18,424	7,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	126,458	135,008
Short term debt - related parties (Note 3)	208,998	57,200

Total Liabilities	335,456	192,208

Commitments and contingencies (Note 6)	-	-

Stockholders' Deficit

Common stock, 2,000,000,000 shares authorized, $0.001 par value 635,626,548 and 630,626,548 shares issued and outstanding at May 31, 2021 and May 31, 2020, respectively	635,627	630,627
Subscriptions received	44,703	10,736
Additional paid-in capital	5,483,001	5,477,265
Accumulated deficit	(6,480,363)	(6,303,713)

Total Stockholders' Deficit	(317,032)	(185,085)

Total Liabilities and Stockholders' Deficit	18,424	7,123

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

WOLVERINE TECHNOLOGIES CORP.

Statements of Changes in Stockholders' Deficit

For the year ended May 31, 2021 and 2020

(Expressed in U.S. dollars)

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)

Common stock subscribed for cash	-	-	9,736	-	-	9,736

Common stock issued to settle debt (Re-stated-See Note 11)	22,600,000	22,600	1,000	33.700	-	57,300

Common stock issued to settle related party debt (Re-stated-See Note 11)	55,666,666	55,667	-	106,333	-	162,000

Common stock subscribed for cash	58,888,889	58,889	-	54,223	-	113,112

Common stock issued for subscription payable	16,200,000	16,200	(60,862)	44,662	-	-

Net loss for the year	-	-	-	-	(292,167)	(292,167)

Balance, May 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,303,713)	(185,085)

Common stock subscribed for cash	-	-	44,703	-	-	44,703

Common stock issued to settle debt	500,000	500	(1,000)	500	-	-

Common stock issued for subscription payable	4,500,000	4,500	(9,736)	5,236	-	-

Net loss for the year	-	-	-	-	(176,650)	(176,650)

Balance, May 31, 2021	635,626,548	635,627	44,703	5,483,001	(6,480,363)	(317,032)

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2021	2020
	$	$
	(Restated - see note 11)	(Restated - see note 11)
Operating Activities

Net loss	(176,650)	(292,167)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	-	41,329
Gain on forgiveness of debt	(2,261)	(2,747)

Changes in operating assets and liabilities:

Other receivable	(5,367)	(354)
Accounts payable	(6,290)	45,790
Accounts payable - related parties	151,799	88,478

Net Cash Used in Operating Activities	(38,769)	(119,671)

Financing Activities

Proceeds from issuance of common stock	-	9,736
Proceeds from common stock subscriptions	44,703	113,112

Net Cash Provided by Financing Activities	44,703	122,848

Increase in Cash	5,934	3,177

Cash, Beginning of Year	3,177	-

Cash, End of Year	9,111	3,177

Non-cash Investing and Financing Activities:
Common stock issued to settle accounts payable	1,000	57,300
Common stock issued to settle related party accounts payable	-	162,000
Common stock issued for prior year subscriptions	9,736	60,862

Supplemental Disclosures:
Interest paid	-	1,232
Income taxes paid	-	-

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

(e)   During the year ended May 31, 2021, the Company recorded consulting fees of $94,517 (Cdn$120,000) (2020 - $89,286 (Cdn$120,000)) to a company controlled by a consultant of the Company. The consultant was acting in a similar capacity to, and has responsibilities normally associated with, that of an executive officer. As at May 31, 2021, the Company owes $114,988 (May 31, 2020 - $8,093) to this company, which is non-interest bearing, unsecured and due on demand (see Note 8(a)). As at May 31, 2021, the Company also owes $3,491 (2020 - $1,867) to this consultant for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

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

(e)   On February 13, 2020, the Company agreed to issue 8,000,000 shares of common stock with a fair value of $24,000 to settle accounts payable of $18,101, resulting in a loss on settlement of $5,899. The common stock was issued on March 13,2020.

(f) On February 13, 2020, the Company agreed to issue 45,666,666 shares of common stock with a fair value of $137,000 to settle related party accounts payable of $103,323, resulting in a loss on settlement of $33,677. The common stock was issued on March 13, 2020.

WOLVERINE TECHNOLOGIES CORP.

Notes to the Financial Statements

May 31, 2021

(Expressed in U.S. dollars)

(g)   On March 13, 2020, the Company issued 5,000,000 shares of common stock with a fair value of $10,000 to settle accounts payable of $10,844 (Cdn$15,000) resulting in a gain on settlement of $845.

(h)   On March 13, 2020, the Company issued 10,000,000 shares of common stock with a fair value of $20,000 to settle related party accounts payable of $21,504 (Cdn$30,000) resulting in a gain on settlement of $1,505.

(i)  On March 13, 2020, the Company issued 53,888,889 shares of common stock pursuant to a private placement for cash proceeds of $121,250. The Company had also incurred share issuance costs of $20,488, resulting in net cash proceeds of$100,762.

(j) On May 29, 2020, the Company agreed to issue 500,000 shares of common stock with a fair value of $1,000 to settle $1,085 (Cdn$1,500) resulting in a gain on settlement of $85. These shares were issued on September 29, 2020.

(k) During the year ended May 31, 2020, the Company received cash proceeds of $9,736 for the issuance of 4,500,000 common shares. These shares were issued on September 25, 2020.

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

8.    Commitments

(a)  On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $7,702 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at May 31, 2021, the Company has not issued a bonus. During the year ended May 31, 2021, the Company recorded consulting fees of $94,517 (Cdn$120,000). During the year ended May 31, 2020, the Company recorded consulting fees of $89,286 (Cdn$120,000). See note 4(e).

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

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2021, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC

WOLVERINE TECHNOLOGIES CORP.

Notes to the Financial Statements

May 31, 2021

(Expressed in U.S. dollars)

11.  Restatements

The Company determined that a consultant has been acting in a similar capacity to, and has responsibilities normally associated with, that of an executive officer irrespective of his role as a consultant.  Accordingly, the Company has reclassified amounts owing to Mr. Bruce Costerd and Texada Consulting Inc., a private company controlled by Mr. Costerd (collectively "Texada").  The Company concluded that the impact of reclassifying the amounts owed to Texada was materially different from its previously reported results.  As a result, the Company is restating its consolidated financial statements for the periods impacted.  The following financial tables reconcile the previously reported amounts to the restated amounts for each consolidated financial statement.

The tables below sets forth changes to the balance sheets:

	May 31, 2021
	As Previously Reported $	Adjustments $	As Restated $

ASSETS

Total Assets	18,424		18,424

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	244,936	(118,478)	126,458
Short term debt - related parties (Note 3)	90,520	118,478	208,998

Total Liabilities	335,456		335,456

Total Stockholders' Deficit	(317,032)		(317,032)

Total Liabilities and Stockholders' Deficit	18,424		18,424

	May 31, 2020
	As Previously Reported $	Adjustments $	As Restated $

ASSETS

Total Assets	7,123		7,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	144,968	(9,960)	135,008
Short term debt - related parties (Note 3)	47,240	9,960	57,200

Total Liabilities	192,208		192,208

Total Stockholders' Deficit	(185,085)		(185,085)

Total Liabilities and Stockholders' Deficit	7,123		7,123

WOLVERINE TECHNOLOGIES CORP.

Notes to the Financial Statements

May 31, 2021

(Expressed in U.S. dollars)

The tables below sets forth changes to the statement of cash flows:

	Year ended May 31, 2021
	As Previously Reported $	Adjustments $	As Restated $

Operating Activities

Net loss	(176,650)		(176,650)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	2,261		2,261

Changes in operating assets and liabilities
Other receivable	(5,367)		(5,367)
Accounts payable	102,229	(108,519)	(6,290)
Accounts payable - related parties	43,280	108,519	151,799

Net Cash Used in Operating Activities	(38,769)		(38,769)

Net Cash Provided by Financing Activities	44,703		44,703

Increase in Cash	5,934		5,934

Cash, Beginning of Year	3,177		3,177

Cash, End of Year	9,111		9,111

	Year ended May 31, 2021
	As Previously Reported $	Adjustments $	As Restated $

Operating Activities

Net loss	(292,167)		(292,167)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	41,329		41,329
Gain on forgiveness of debt	(2,747)		(2,747)

Changes in operating assets and liabilities
Other receivable	(354)		(354)
Accounts payable	88,533	(42,743)	45,790
Accounts payable - related parties	45,735	42,743	88,478

Net Cash Used in Operating Activities	(119,671)		(119,671)

Net Cash Provided by Financing Activities	122,848		122,848

Increase in Cash	3,177		3,177

Cash, Beginning of Year	-		-

Cash, End of Year	3,177		3,177

WOLVERINE TECHNOLOGIES CORP.

Notes to the Financial Statements

May 31, 2021

(Expressed in U.S. dollars)

The tables below sets forth changes to the statement of changes in stockholders’ deficit:

				Additional
			Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2019	477,270,993	477,271	60,862	5,238,347	(6,011,546)	(235,066)

Common stock subscribed for cash	-	-	9,736	-	-	9,736

Common stock issued to settle debt, as reported	58,266,666	58,267	1,000	100,033	-	159,300

Less reclassification of common stock issued to Texada Consulting Inc. for settlement of debt	(35,666,666)	(35,667)		(66,333)	-	(102,000)

Common stock issued to settle debt, as restated	22,600,000	22,600	1,000	33.700	-	57,300

Common stock issued to settle related party debt, as reported	20,000,000	20,000	-	40,000	-	60,000

Add reclassification of common stock issued to Texada Consulting Inc. for settlement of debt	35,666,666	35,667	-	66,333	-	102,000

Common stock issued to settle related party debt, as restated	55,666,666	55,667	-	106,333	-	162,000

Common stock subscribed for cash	58,888,889	58,889	-	54,223	-	113,112

Common stock issued for subscription payable	16,200,000	16,200	(60,862)	44,662	-	-

Net loss for the year	-	-	-	-	(292,167)	(292,167)

Balance, May 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,303,713)	(185,085)

43

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bruce Costerd (2)	Chief Executive Officer and Director	66	January 24, 2022
Richard Haderer (3)	Chief Financial Officer and Director	58	April 13, 2015
Luke Rich	Vice President, Exploration and Business Development and Director	56	June 14, 2010
David Ian Chalk(1)	Director	63	April 13, 2015

(1) David Chalk resigned as a director of the Company effective December 1, 2021.

(2) Bruce Costerd was appointed CEO and a director of the Company effective January 24, 2022.

(3) Richard Haderer resigned as CEO of the Company effective January 24, 2022.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Bruce Costerd

Mr. Costerd is responsible for the financing and management of Wolverine and its mineral projects. Mr. Costerd has spent over twenty-five years in the financing and management of exploration projects in Newfoundland and Labrador and is responsible for introducing Wolverine to its current project, the Cache River Property.

Prior to Wolverine Mr. Costerd was CEO and a director of Gallery Resources Limited ("Gallery") from 1990 to 2006. Gallery was a junior mineral exploration and development company with projects in the Provinces of British Columbia and Newfoundland and Labrador. Gallery conducted exploration on a number of projects in the Province of Newfoundland and Labrador between 1995 and 2006 and incurred exploration expenditures in excess of $10,000,000 during that period. Gallery also owned certain mining claims located in the Cariboo Mining Division of British Columbia and incurred acquisition costs and development expenses on the claims totaling approximately $3,000,000.

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

Corporate Governance

Corporate Governance relates to the activities of the Board of Directors. National Instrument 58-201(Canada) establishes corporate governance guidelines which apply to all public companies. The Company has reviewed its own corporate governance practices in light of these guidelines. In certain cases, the Company's practices comply with the guidelines, however, the Board considers that some of the guidelines are not suitable for the Company at its current stage of development and therefore these guidelines have not been adopted. National Instrument 58-201 mandates disclosure of corporate governance practices which disclosure is set out below. The Board is committed to sound corporate governance practices in the interest of its shareholders and contribute to effective and efficient decision making. The Company will continue to review and implement corporate governance guidelines as the business of the Company progresses.

Board of Directors

The Company's Board consists of three directors, Bruce Costerd, Richard Haderer and Luke Rich. Bruce Costerd is not independent as he is the Chief Executive Officer of the Company. Richard Haderer is not independent as he is the Chief Financial Officer of the Company, and Luke Rich is not independent as he is the Vice President, Exploration and Business Development of the Company. At the 2022 Annual General meeting the Company will be electing a board of directors comprised of four directors of which two will be independent.  The Company will also appoint an audit committee consisting of three directors of which two will be independent.

The size of the Company is such that all of the Company's operations are conducted by a small management team which is also represented on the Board. Any director may submit items for inclusion in the agenda of matters to be discussed at meetings of the Board. The Board considers that management is effectively supervised by the independent directors on an informal basis as the independent directors are actively and regularly involved in reviewing the operations of the Company and have regular and full access to management. The independent directors will be able to meet at any time without any members of management being present.  Further supervision is performed through the audit committee which will be composed of a majority of independent directors. The independent directors exercise their responsibilities for independent oversight of management through their majority control of the Board.

Directorships

None of the directors are directors of other reporting issuers.

Orientation and Continuing Education

The Board does not have a formal orientation or education program for its members. New Board members will be provided with information respecting the functioning of the Board of Directors, audit committee, access to all of the publicly filed documents of the Company and complete access to management and the Company's professional advisors.

Board members are encouraged to communicate with management and the auditors, to keep themselves current with industry trends and developments and changes in legislation with the Company's assistance, to attend industry seminars and to visit the Company's operations. Board members have full access to the Company's records and legal counsel.

Ethical Business Conduct

The Board believes good corporate governance in an integral component to the success of the Company and to meet responsibilities to shareholders.

At present the Board has not adopted guidelines or stipulations or a code to encourage and promote a culture of ethical business conduct due to the size of its Board and its limited activities. The Company does promote ethical business conduct through the nomination of Board members it considers ethical.

Nomination of Directors

The Board has responsibility for identifying and assessing potential Board candidates. Recruitment of new directors has generally resulted from recommendations made by directors, management and shareholders. The Board assesses potential Board candidates to fill perceived needs on the Board for required skills, expertise, independence and other factors.

Compensation

The directors decide as a Board the compensation for the Company's directors and officers. Compensation payable is determined by considering compensation paid for director's and CEO's of companies of similar size and stage of development in the mineral exploration industry and determining appropriate compensation reflecting the need to provide incentive and compensation for the time and effort expended by the directors and senior management while taking into account the financial and other resources of the Company. In setting the compensation, the performance of the CEO is reviewed in light of the Company's objectives and other factors that may have impacted the success of the Company.

Other Board Committees

The Company will be appointing an audit committee at the 2022 AGM.

The Board is of the view that the size of the Company's operations does not warrant additional committees at this stage of the Company's development.

Assessments

The Board does not consider that formal assessments would be useful at this stage of the Company's development.

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

Breach of Canadian securities law

The Company is in breach of NI 52-110 which requires the Company to have an audit committee comprised of three directors of which the majority are not executive officers, employees or control persons. The Company will rectify this breach by appointing an audit committee at the 2022 AGM that complies with the requirements of NI 52-110.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Costerd Chief Executive Officer and Director	2021 2020	$94,517 $89,286	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$94,517 $89,286
Richard Haderer Former Chief Executive Officer, Chief Financial Officer and Director)	2021 2020	$31,536 $29,884	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$31,536 $29,884

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

On January 31, 2007 the Company entered into a Consulting Agreement (the “Agreement”) with Texada Consulting Inc., a company controlled by our CEO, Bruce Costerd. Under the terms of the agreement consulting fees of USD $10,000 per month are paid/accrued to Texada. Effective March 1, 2011 the amount of consulting fees was amended to CDN $10,000 per month. Texada will also receive a bonus (the “Bonus”) of the issuance of 5% of the common shares of the Company issued and outstanding on a non-diluted basis as of the date of the payment of the bonus upon and only in the event of the discovery by the Company of a major mineral resource deposit in any of  the properties currently held or acquired in the future that is of a sufficient size and value to support the commercial extraction and shipment of ore for the purpose of earning revenue (but excluding the extraction and shipment of ore for testing purposes).

Consulting fees of CDN$40,000 per year are paid or accrued to PubCo Services Inc, a company controlled by Richard Haderer, Former CEO, CFO and a director of the Company.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 24, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Bruce Costerd #55-11020 Williams Road Richmond, BC V7A 1X8	29,539,962	4.1%
Richard Haderer 103 Huntcroft Place NE Calgary, Alberta T2K 4E6	32,030,000	4.5%
Luke Rich P.O. Box 65 Natuashish, NL A0P1A0	3,125,140	0.4%
Matthew Chan 7010 Union Street Burnaby, British Columbia V5A 1H9	50,000,000	7.0%
Directors and Officers as a Group	64,695,102	9.0%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 24, 2022.  As of January 24, 2022, there were 715,626,548 shares of our company's common stock issued and outstanding.

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

Director Independence

We currently act with three directors, Mr Bruce Costerd, Mr. Richard Haderer and Mr. Luke Rich. We have determined that we do not have a director that qualifies as an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_1.htm

Exhibit Number	Description

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_2.htm

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_3.htm

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_4.htm

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299313004688/exhibit3-1.htm

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299315004312/exhibit3-1.htm

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299320001077/form8k.htm

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_1.htm

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_2.htm

10.3	Share Purchase Agreement between Wolverine and David Chalk dated April 19, 2016. https://www.sec.gov/Archives/edgar/data/1424404/000106299316009081/exhibit10-1.htm

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit14.htm

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

Exhibit Number	Description

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

INLINE XBRL

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: January 28, 2022	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: January 28, 2022	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: January 28, 2022	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: January 28, 2022	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: January 28, 2022	/s/ Luke Rich
Luke Rich
Director