Form 10-Q/A
period 2021-08-31
Wolverine Technologies Corp.
filed 2022-01-28
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
715,626,548 common shares issued and outstanding as of January 24, 2022.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Form 10-Q/A (the "Form 10-Q/A") for the period ended August 31, 2021, originally filed with the Securities & Exchange Commission on November 24, 2021. This Form 10-Q/A has been amended as follows:

  The Company has identified an error in the reclassification of amounts owing to Bruce Costerd and Texada Consulting Inc., a private company controlled by Bruce Costerd.  These amounts were originally included with accounts payable and accrued liabilities and should have been classified as short-term debt - related parties on the balance sheets and statement of cash flows.  See Note 9 to the interim financial statements included in Part I for additional information and a reconciliation of the previously reported amounts to the restated amounts.

  A risk factor has been added relating to the cease trade order issued against the Company by the Alberta Securities Commission.

  The resignation of David Chalk as a director of the Company effective December 1, 2021 has been disclosed.

  The appointment of Bruce Costerd as CEO and a director of the Company effective January 24, 2022 has been disclosed. The resignation of Richard Haderer as CEO of the Company effective January 24, 2022 has been disclosed.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

The Company is also concurrently filing an amended Annual Report for the fiscal year ended May 31, 2021 to restate the previously issued annual financial statements due to the accounting reclassification described above.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2021 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.

August 31, 2021

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2021 $	May 31, 2021 $
	(Unaudited)
	(Restated - see note 9)	(Restated - see note 9)
ASSETS

Current Assets

Cash	76	9,111
GST receivable	10,835	9,313
Prepaid expenses	1,438	-

Total Assets	12,349	18,424

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	127,939	126,458
Short term debt - related parties (Note 3)	220,220	208,998

Total Liabilities	348,159	335,456

Commitments and contingencies (Note 6)	-	-

Stockholders' Deficit

Common stock, 2,000,000,000 shares authorized, $0.001 par value 675,626,548 and 635,626,548 shares issued and outstanding at August 31, 2021 and May 31, 2021, respectively	675,627	635,627
Subscriptions received	-	44,703
Additional paid-in capital	5,523,921	5,483,001
Accumulated deficit	(6,535,358)	(6,480,363)

Total Stockholders' Deficit	(335,810)	(317,032)

Total Liabilities and Stockholders' Deficit	12,349	18,424

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

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2021	2020
	$	$
	(Restated - see note 9)	(Restated - see note 9)
Operating Activities

Net loss	(54,995)	(36,862)

Changes in operating assets and liabilities:

Other receivable	(1,522)	336
Accounts payable	1,481	(3,247)
Accounts payable - related parties	11,222	36,673
Prepaid expenses	(1,438)	-

Net Cash Used in Operating Activities	(45,252)	(3,100)

Financing Activities

Proceeds from common stock issued	36,217	-

Net Cash Provided by Financing Activities	36,217	-

Decrease in Cash	(9,035)	(3,100)

Cash, Beginning of Period	9,111	3,177

Cash, End of Period	76	77

Non-cash Investing and Financing Activities:
Common stock issued for subscriptions received	44,703	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

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

(d)  During the three months ended August 31, 2021, the Company recorded consulting fees of $23,763 (Cdn$30,000) (2020 - $23,007 (Cdn$30,000)) to a company controlled by a consultant of the Company. The consultant was acting in a similar capacity to, and has responsibilities normally associated with, that of an executive officer. As at August 31, 2021, the Company owes $126,861 (May 31, 2021 - $114,988) to this company, which is non-interest bearing, unsecured and due on demand (see Note 7(a)). As at August 31, 2021, the Company also owes $2,508 (May 31, 2021 - $3,491) to this consultant for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

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

7. Commitments

(a)   On January 31, 2007, the Company entered into a consulting agreement with a company whereby it has agreed to pay $8,034 (Cdn$10,000) per month. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at August 31, 2021, the Company has not issued a bonus. During the three months ended August 31, 2021, the Company recorded consulting fees of $23,763 (Cdn$30,000). During the three months ended August 31, 2020, the Company recorded consulting fees of $23,007 (Cdn$30,000). See note 3(d).

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

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2021, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC

9. Restatements

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

The tables below sets forth changes to the balance sheets:

	August 31, 2021
	As Previously Reported $	Adjustments $	As Restated $

ASSETS

Total Assets	12,349		12,349

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	257,308	(129,369)	127,939
Short term debt - related parties (Note 3)	90,851	129,369	220,220

Total Liabilities	348,159		348,159

Total Stockholders' Deficit	(335,810)		(335,810)

Total Liabilities and Stockholders' Deficit	12,349		12,349

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements August 31, 2021 (Expressed in U.S. dollars) (unaudited)
	May 31, 2021
	As Previously Reported $	Adjustments $	As Restated $

ASSETS

Total Assets	18,424		18,424

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	244,936	(118,478)	126,458
Short term debt - related parties (Note 3)	90,520	118,478	208,998

Total Liabilities	335,456		335,456

Total Stockholders' Deficit	(317,032)		(317,032)

Total Liabilities and Stockholders' Deficit	18,424		18,424

The tables below sets forth changes to the statement of cash flows:

	Three months ended August 31, 2021
	As Previously Reported $	Adjustments $	As Restated $

Operating Activities

Net loss	(54,995)		(54,995)

Changes in operating assets and liabilities
Other receivable	(1,522)		(1,522)
Prepaid expenses	(1,438)		(1,438)
Accounts payable	12,372	(10,891)	1,481
Accounts payable - related parties	331	10,891	11,222

Net Cash Used in Operating Activities	(45,252)		(45,252)

Net Cash Provided by Financing Activities	36,217		36,217

Increase in Cash	(9,035)		(9,035)

Cash, Beginning of Year	9,111		9,111

Cash, End of Year	76		76

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements August 31, 2021 (Expressed in U.S. dollars) (unaudited)
	Three months ended August 31, 2020
	As Previously Reported $	Adjustments $	As Restated $

Operating Activities

Net loss	(36,862)		(36,862)

Changes in operating assets and liabilities
Other receivable	336		336
Accounts payable	21,871	(25,118)	(3,247)
Accounts payable - related parties	11,555	25,118	36,673

Net Cash Used in Operating Activities	(3,100)		(3,100)

Net Cash Provided by Financing Activities	-		-

Increase in Cash	(3,100)		(3,100)

Cash, Beginning of Year	3,177		3,177

Cash, End of Year	77		77

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

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2021, was $45,252 compared to $3,100 during the three months ended August 31, 2020.  The increase in cash used in operating activities was primarily a result of an increase in net loss to $54,995 for the three months ended August 31, 2021 compared to $36,862 for the three months ended August 31, 2020, as well as a reduction in the change in accounts payable to related parties to $11,222 for the three months ended August 31, 2021 compared to $36,673 for the three months ended August 31, 2020.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

David Chalk resigned as a director of the Company effective December 1, 2021. Bruce Costerd has been appointed CEO and a director of the Company effective January 24, 2022. Richard Haderer has resigned as CEO of the Company effective January 24, 2022.

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
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 28, 2022	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)