Form 10-Q
period 2021-11-30
Wolverine Technologies Corp.
filed 2022-02-02
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 30, 2021

or

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and six month periods ended November 30, 2021 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.

November 30, 2021
(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE TECHNOLOGIES CORP.
Balance Sheets
(Expressed in U.S. dollars)
	November 30, 2021 $	May 31, 2021 $
	(Unaudited)
ASSETS

Current Assets

Cash	4,456	9,111
Other receivable	4,452	9,313

Total Assets	8,908	18,424

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	129,986	126,458
Accounts payable - related parties (Note 3)	225,495	208,998

Total Liabilities	355,481	335,456

Commitments and contingencies (Note 7)	-	-

Stockholders' Deficit

Common stock, 2,000,000,000 shares authorized, $0.001 par value 715,626,548 and 635,626,548 shares issued and outstanding at November 30, 2021 and May 31, 2021, respectively	715,627	635,627
Subscriptions received	-	44,703
Additional paid-in capital	5,561,781	5,483,001
Accumulated deficit	(6,623,981)	(6,480,363)

Total Stockholders' Deficit	(346,573)	(317,032)

Total Liabilities and Stockholders' Deficit	8,908	18,424
(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020
	$	$	$	$

Operating Expenses

General and administrative	84,124	35,693	147,995	69,564
Mineral property exploration costs	7,334	1,431	7,334	1,431

Total Operating Expenses	91,458	37,124	155,329	70,995

Net Loss Before Other Expenses	(91,458)	(37,124)	(155,329)	(70,995)

Other Income (Expense)

Foreign exchange gain (loss)	2,835	(2,122)	11,711	(5,113)

Net Loss	(88,623)	(39,246)	(143,618)	(76,108)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	681,566,439	635,126,548	677,697,586	635,126,548

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.
Statements of Changes in Stockholders' Deficit
For the six months ended November 30, 2021 and 2020
(Expressed in U.S. dollars)
(Unaudited)

Six Months Ended November 30, 2021
				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2021	635,626,548	635,627	44,703	5,483,001	(6,480,363)	(317,032)

Common stock issued for cash	18,000,000	18,000	-	18,217	-	36,217

Common stock issued for subscriptions received	22,000,000	22,000	(44,703)	22,703	-	-

Net loss for the period	-	-	-	-	(54,995)	(54,995)

Balance, August 31, 2021	675,626,548	675,627	-	5,523,921	(6,535,358)	(335,810)

Common stock issued for cash	40,000,000	40,000	-	37,860	-	77,860

Net loss for the period	-	-	-	-	(88,623)	(88,623)

Balance, November 30, 2021	715,626,548	715,627	-	5,561,781	(6,623,981)	(346,573)

Six Months Ended November 30, 2020

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,303,713)	(185,085)

Net loss for the period	-	-	-	-	(36,862)	(36,862)

Balance, August 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,340,575)	(221,947)

Common stock issued to settle debt	500,000	500	(1,000)	500	-	-

Common stock issued for subscription payable	4,500,000	4,500	(9,736)	5,236	-	-

Net loss for the period	-	-	-	-	(39,246)	(39,246)

Balance, November 30, 2020	635,626,548	635,627	-	5,483,001	(6,379,821)	(261,193)

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2021	2020
	$	$

Operating Activities

Net loss	(143,618)	(76,108)

Changes in operating assets and liabilities:

Other receivable	4,861	(1,335)
Accounts payable	3,528	59,452
Accounts payable - related parties	16,497	14,781

Net Cash Used in Operating Activities	(118,732)	(3,210)

Financing Activities

Bank indebtedness	-	33
Proceeds from common stock issued	114,077	-

Net Cash Provided by Financing Activities	114,077	33

Decrease in Cash	(4,655)	(3,177)

Cash, Beginning of Period	9,111	3,177

Cash, End of Period	4,456	-

Non-cash Investing and Financing Activities:
Common stock issued to settle accounts payable	-	1,000
Common stock issued for prior year subscriptions	44,703	9,736

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE
TECHNOLOGIES CORP.
Notes to the Financial Statements
November 30, 2021
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
The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K/A for the fiscal year ended May 31, 2021. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the result of its operations and its cash flows for the periods shown.
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
Going Concern
These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At November 30, 2021, the Company has a working capital deficiency of $346,573 and has accumulated losses of $6,623,981 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Re-classification
Certain comparative figures on the statement of cash flows have been reclassified to conform with the current period’s classification.
6

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements November 30, 2021 (Expressed in U.S. dollars) (unaudited)

2.    Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Related Party Transactions

(a) During the six months ended November 30, 2021, the Company incurred consulting fees of $7,918 (2020 - $15,401) to a company controlled by the Chief Financial Officer of the Company.

(b) As at November 30, 2021, the Company owes $61,108 (May 31, 2021 - $57,292) to a company controlled by the Chief Financial Officer of the Company, which is non-interest bearing, unsecured and due on demand.

(c) As at November 30, 2021, the Company owes $31,285 (May 31, 2021 - $33,228) to a Director of the Company, which is non-interest bearing, unsecured and due on demand.

(d) During the six months ended November 30, 2021, the Company recorded consulting fees of $47,169 (Cdn$60,000) (2020 -$46,113 (Cdn$60,000)) to a company controlled by a consultant of the Company.  The consultant was acting in a similar capacity to, and has responsibilities normally associated with, that of an executive officer.  The consultant has been appointed as CEO and director effective January 24, 2022. As at November 30, 2021, the Company owes $130,409 (May 31, 2021 - $114,914) to this company, which is non-interest bearing, unsecured and due on demand (see Note 7(a)).  As at November 30, 2021, the Company also owes $2,693 (May 31, 2021 - $3,491) to this consultant for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

4. Mineral Properties

In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the six months ended November 30, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the six months ended November 30, 2021, the Company wrote off the mineral property acquisition costs of $7,334 (2020 - $1,431) due to the uncertainty of establishing proven and probable reserves.

5. Common Stock

Stock transactions during the six months ended November 30, 2021:

(a) On July 26, 2021, the Company issued 37,000,000 shares of common stock at a price of Cdn$ 0.0025 per share pursuant to a private placement for cash proceeds of $75,295 (Cdn$92,500), of which $40,953 (Cdn$50,000) was received during the year ended May 31, 2021.

(b) On July 26, 2021, the Company issued 3,000,000 shares of common stock at a price of $ 0.001875 per share pursuant to a private placement for cash proceeds of $5,625, of which $3,750 was received during the year ended May 31, 2021.

(c) On November 30, 2021, the Company issued 30,000,000 shares of common stock at a price of Cdn$0.0025 per share pursuant to a private placement for cash proceeds of $59,110 (Cdn$75,000).

(d) On November 30, 2021, the Company issued 10,000,000 shares of common stock at a price of $0.001875 per share pursuant to a private placement for cash proceeds of $18,750.

Stock transactions during the six months ended November 30, 2020:

(a)   On September 25, 2020, the Company issued 500,000 shares of common stock with a fair value of $1,000 to settle $1,085 (Cdn$1,500) in debt, resulting in a gain on settlement of $85.

(b)   On September 25, 2020, the Company issued 4,500,000 shares of common stock pursuant to a private placement for cash proceeds of $9,736 (Cdn$13,500).

At November 30, 2021 and 2020, the Company had no dilutive shares, or common stock equivalents.

7

WOLVERINE TECHNOLOGIES CORP. Notes to the Financial Statements November 30, 2021 (Expressed in U.S. dollars) (unaudited)

6. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares. As at November 30, 2021, there were none issued.

At November 30, 2021 and 2020, the Company had no outstanding or exercisable stock options.

7.    Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company controlled by a consultant of the Company, whereby it has agreed to pay $7,702 (Cdn$10,000) per month to manage the financing and exploration projects of the Company. The consultant has been appointed as CEO and director effective January 24, 2022. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at November 30, 2021, the Company has not issued a bonus. During the six months ended November 30, 2021, the Company recorded consulting fees of $47,169 (Cdn$60,000) (2020 -$46,113 (Cdn$60,000)). See note 3(d).

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

8. Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of November 30, 2021, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC

8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation Not accounting for our working capital deficit of $346,573 as of November 30, 2021, we require additional funds of approximately $78,000 (CDN$100,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2021. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at November 30, 2021, we had minimal cash and had a working capital deficiency in the amount of $346,573.  As November 30, 2021, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $78,000 (CDN$100,000) for the Phase 1 exploration program on the Cache River Property.

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

Phase 1 Program Proposed Expenditures	$CDN
Project Management/Staff Costs	$ 10,000
Geophysicist (review of previous geophysics/work; recommend new program)	$ 15,000
Geophysical survey - to be determined	$ 55,000
Report revision/miscellaneous	$ 7,500
Subtotal	$ 87,500
Contingency 13%	$ 12,500
Phase 1 Total	$100,000

As at November 30, 2021, we did not have cash and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2022.

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

Results of Operations

Three Months Ended November 30, 2021 and November 30, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2021, which are included herein.

Three-month summary ending November 30, 2021 and November 30, 2020

		Three Months Ended
		November 30, 2021		November 30, 2020
Revenue	$	Nil	$	Nil
Operating Expenses		$(91,458)		$(37,124)
Other income (expense)		$2,835		$(2,122)
Net Loss		$(88,623)		$(39,246)

Expenses

Our operating expenses for the three-month periods ended November 30, 2021 and November 30, 2020 are outlined in the table below:

	Three Months Ended
	November 30, 2021	November 30, 2020
General and administrative	$84,124	$35,693
Mineral property exploration costs	$7,334	$1,431

General and administrative expenses increased by $48,431 from $35,693 during the three months ended November 30, 2020 to $84,124 during the three months ended November 30, 2021.  This increase was primarily a result of an increase in professional fees of $28,934, an increase in transfer agent and filing fees of $12,697, and an increase in consulting fees of $6,447.

Mineral property and exploration costs increased by $5,903 from $1,431 during the three months ended November 30, 2020 to $7,334 during the three months ended November 30, 2021. Mineral property exploration costs increased during the quarter as a result of extending the staking licenses on mineral claims in Labrador, Canada.

Six Months Ended November 30, 2021 and November 30, 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2021, which are included herein.

Six-month summary ending November 30, 2021 and November 30, 2020

		Six Months Ended
		November 30, 2021		November 30, 2020
Revenue	$	Nil	$	Nil
Operating Expenses		$(155,329)		$(70,995)
Other income (expense)		$11,711		$(5,113)
Net Loss		$(143,618)		$(76,108)

Expenses

Our operating expenses for the six-month periods ended November 30, 2021 and November 30, 2020 are outlined in the table below:

	Six Months Ended
	November 30, 2021	November 30, 2020
General and administrative	$147,995	$69,564
Mineral property exploration costs	$7,334	$1,431

General and administrative expenses increased by $78,431 from $69,564 during the six months ended November 30, 2020 to $147,995 during the six months ended November 30, 2021.  This increase was primarily a result of an increase in professional fees of $46,882, an increase in transfer agent and filing fees of $23,317, and an increase in consulting fees of $7,312.

Mineral property and exploration costs increased by $5,903 from $1,431 during the six months ended November 30, 2020 to $7,334 during the three months ended November 30, 2021. Mineral property exploration costs increased during the quarter as a result of extending the staking licenses on mineral claims in Labrador, Canada.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At November 30, 2021	As At May 31, 2021
Current assets	$8,908	$18,424
Current liabilities	(355,481)	(335,456)
Working Capital Deficit	$(346,573)	$(317,032)

Cash Flows

	Six Months Ended
	November 30, 2021	November 30, 2020
Net Cash Used in Operating Activities	$(118,732)	$(3,210)
Net Cash Provided by Financing Activities	114,077	33
Net change in cash during period	$(4,655)	$(3,177)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2021, was $118,732 compared to $3,210 during the six months ended November 30, 2020.  The increase in cash used in operating activities was primarily a result of an increase in net loss to $143,618 for the six months ended November 30, 2021 compared to $76,108 for the six months ended November 30, 2020, as well as a reduction in accounts payable of $3,528 for the six months ended November 30, 2021 as compared to $59,452 for the six months ended November 30, 2020 and a reduction in the change in accounts payable to related parties to $16,497 for the six months ended November 30, 2021 as compared to $14,781 for the six months ended November 30, 2020.

Financing Activities

During the six months ended November 30, 2021, we received $114,077 from financing activities.  In the comparable period, we received $33 from financing activities.

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

As of November 30, 2021, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2021, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company is subject to a cease trade order issued by the Alberta Securities Commission (“ASC”)

On October 5, 2020, the ASC issued a cease trade order against the Company for failure to file the annual financial statements and MD&A for the year ended May 31, 2020. A cease trade order has the effect of preventing the Company from raising capital and impairing the Company’s operations until the cease order has been revoked by the ASC. The Company has filed all of its outstanding filings and applied for a full revocation of the cease trade order but this no assurance that the ASC will grant a revocation.

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

On November 30, 2021, we issued 10,000,000 shares of our common stock in a private placement at a purchase price of USD $0.001875 raising gross proceeds of USD $18,750.  We have issued all of securities to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On November 30, 2021, we issued 30,000,000 shares of our common stock in a private placement at a purchase price of CDN $0.0025 raising gross proceeds of CDN $75,000. We have issued all of the shares to eight (8) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: February 1, 2022	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 1, 2022	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)