Form 10-Q
period 2022-02-28
Wolverine Technologies Corp.
filed 2022-05-02
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	February 28, 2022
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-53767

WOLVERINE TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#55-11020 Williams Road, Richmond, British Columbia, Canada	V7A 1X8
(Address of principal executive offices)	(Zip Code)

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

[  ] YES [ X] NO

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

1,549,286,548 common shares issued and outstanding as of April 28, 2022.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended February 28, 2022 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE TECHNOLOGIES CORP.

February 28, 2022
(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE TECHNOLOGIES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2022 $	May 31, 2021 $
	(Unaudited)
ASSETS

Current Assets

Cash	62,845	9,111
Other receivable	3,479	9,313
Prepaid expenses	395	-

Total Assets	66,719	18,424

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	381,559	126,458
Accounts payable - related parties (Note 3)	228,498	208,998

Total Liabilities	610,057	335,456

Commitments and contingencies (Note 7)	-	-

Stockholders' Deficit

Common stock, 2,000,000,000 shares authorized, $0.001 par value 1,285,626,548 and 635,626,548 shares issued and outstanding at February 28, 2022 and May 31, 2021, respectively	1,285,627	635,627
Subscriptions received	138,055	44,703
Additional paid-in capital	7,841,781	5,483,001
Accumulated deficit	(9,808,801)	(6,480,363)

Total Stockholders' Deficit	(543,338)	(317,032)

Total Liabilities and Stockholders' Deficit	66,719	18,424

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
	$	$	$	$

Operating Expenses

General and administrative	305,923	34,101	453,918	103,665
Mineral property exploration costs	19,203	-	26,537	-
Impairment of mineral properties	2,857,334	911	2,857,334	2,342

Total Operating Expenses	3,182,460	35,012	3,337,789	106,007

Net Loss Before Other Expenses	(3,182,460)	(35,012)	(3,337,789)	(106,007)

Other Income (Expense)

Foreign exchange gain (loss)	(2,631)	(1,460)	9,080	(6,573)
Write-down of accounts payable	271	-	271	-

Total Other Income (Expense)	(2,360)	(1,460)	9,351	(6,573)

Net Loss	(3,184,820)	(36,472)	(3,328,438)	(112,580)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	719,227,281	635,126,548	693,802,372	635,126,548

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Changes in Stockholders' Deficit

For the nine months ended February 28, 2022 and 2021

(Expressed in U.S. dollars)

(Unaudited)

Nine months Ended February 28, 2022

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2021	635,626,548	635,627	44,703	5,483,001	(6,480,363)	(317,032)

Common stock issued for cash	18,000,000	18,000	-	18,217	-	36,217

Common stock issued for subscriptions received	22,000,000	22,000	(44,703)	22,703	-	-

Net loss for the period	-	-	-	-	(54,995)	(54,995)

Balance, August 31, 2021	675,626,548	675,627	-	5,523,921	(6,535,358)	(335,810)

Common stock issued for cash	40,000,000	40,000	-	37,860	-	77,860

Net loss for the period	-	-	-	-	(88,623)	(88,623)

Balance, November 30, 2021	715,626,548	715,627	-	5,561,781	(6,623,981)	(346,573)

Common stock issued to purchase mineral property	570,000,000	570,000	-	2,280,000	-	2,850,000

Common Stock Subscribed	-	-	138,055	-	-	138,055

Net loss for the period	-	-	-	-	(3,184,820)	(3,184,820)

Balance, February 28, 2022	1,285,626,548	1,285,627	138,055	7,841,781	(9,808,801)	(543,338)

Nine months Ended February 28, 2021

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,303,713)	(185,085)

Net loss for the period	-	-	-	-	(36,862)	(36,862)

Balance, August 31, 2020	630,626,548	630,627	10,736	5,477,265	(6,340,575)	(221,947)

Common stock issued to settle debt	500,000	500	(1,000)	500	-	-

Common stock issued for subscription payable	4,500,000	4,500	(9,736)	5,236	-	-

Net loss for the period	-	-	-	-	(39,246)	(39,246)

Balance, November 30, 2020	635,626,548	635,627	-	5,483,001	(6,379,821)	(261,193)

Net loss for the period	-	-	-	-	(36,472)	(36,472)

Balance, February 28, 2021	635,626,548	635,627	-	5,483,001	(6,416,293)	(297,665)

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE TECHNOLOGIES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2022	2021
	$	$

Operating Activities

Net loss	(3,328,438)	(112,580)

Impairment of mineral properties	2,857,334	2,342
Write-down of accounts payable	(271)	-

Changes in operating assets and liabilities:

Other receivable	5,834	(3,123)
Accounts payable	129,560	79,079
Accounts payable - related parties	137,978	30,921
Prepaid expenses	(395)	-

Net Cash Used in Operating Activities	(198,398)	(3,361)

Financing Activities

Bank indebtedness	-	184
Proceeds from common stock issued and subscribed	252,132	-

Net Cash Provided by Financing Activities	252,132	184

Increase in Cash	53,734	(3,177)

Cash, Beginning of Period	9,111	3,177

Cash, End of Period	62,845	-

Non-cash Investing and Financing Activities:
Common stock issued to settle accounts payable	-	10,736
Common stock issued to purchase mineral property	2,850,000	-
Common stock issued for subscriptions receivable	44,703	-

Supplemental Disclosures:
Interest paid	-	679
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE
TECHNOLOGIES CORP.
Notes to the Financial Statements
February 28, 2022
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing of debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At February 28, 2022, the Company has a working capital deficiency of $543,338 and has accumulated losses of $9,808,801 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Re-classification

Certain comparative figures on the statement of cash flows have been reclassified to conform with the current period's classification.

6

WOLVERINE TECHNOLOGIES CORP.

Notes to the Financial Statements

February 28, 2022

(Expressed in U.S. dollars)

(unaudited)

2. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Related Party Transactions

(a)  During the nine months ended February 28, 2022, the Company incurred consulting fees of $11,866 (2021 - $23,249) to a company controlled by the Chief Financial Officer ("CFO") of the Company. As at February 28, 2022, the Company owes $71,699 (May 31, 2021 - $57,292) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) As at February 28, 2022, the Company owes $31,658 (May 31, 2021 - $31,536) to a former Director of the Company, which is non-interest bearing, unsecured and due on demand. This amount has been included in accounts payable.

(c) During the nine months ended February 28, 2022, the Company incurred consulting fees of $19,502 (2021 - $nil) to a director of the Company.

(d)  During the nine months ended February 28, 2022, the Company recorded consulting fees of $86,664 (Cdn$110,000) (2021 -$69,657 (Cdn$90,000)) to a company controlled by the Chief Executive Officer ("CEO") and director of the Company. As at February 28, 2022, the Company owes $154,096 (May 31, 2021 - $114,914) to this company, which is non-interest bearing, unsecured and due on demand (see Note 7(a)). As at February 28, 2022, the Company also owes $2,703 (May 31, 2021 - $3,491) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(e) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from 86835 Newfoundland & Labrador Corp., a private company controlled by the CEO and by a director of the Company. Refer to note 4(b).

4. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the nine months ended February 28, 2022, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the nine months ended February 28, 2022, the Company wrote off the mineral property acquisition costs of $7,334 (2021 - $2,342) due to the uncertainty of establishing proven and probable reserves.

(b) On February 28, 2022, the Company entered into a Property Purchase Agreement with 86835 Newfoundland & Labrador Corp. ("86835"), a non-arm's length party, to acquire a 40% interest in the Frog Property located in Labrador, Canada. On February 28, 2022, the Company agreed to issue 570,000,000 shares of common stock at a fair value of $2,850,000 to complete the acquisition. During the nine months ended February 28, 2022, the Company wrote off the mineral property acquisition cost of $2,850,000 due to the uncertainty of establishing proven and probable reserves.

5. Common Stock

Stock transactions during the nine months ended February 28, 2022:

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

7

WOLVERINE TECHNOLOGIES CORP.

Notes to the Financial Statements

February 28, 2022

(Expressed in U.S. dollars)

(unaudited)

(e) On February 28, 2022, the Company issued 570,000,000 shares of common stock with a fair value of $2,850,000 to acquire the Frog Property. Refer to Note 4(b).

(f) During the nine months ended February 28, 2022, the Company received cash proceeds of $138,055 (Cdn$175,000) for 70,000,000 shares of common stock issued subsequent to the period end. The common stock was issued on March 10, 2022. Refer to Note 8.

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

At February 28, 2022 and 2021, the Company had no dilutive shares, or common stock equivalents.

6. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 10,294,500 shares. An aggregate of 5,147,250 shares may be issued under stock options and an aggregate of 5,147,250 shares may be issued in the form of restricted shares. As at February 28, 2022, there were none issued.

At February 28, 2022 and 2021, the Company had no outstanding or exercisable stock options.

7. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company controlled by a consultant of the Company, whereby it has agreed to pay $7,702 (Cdn$10,000) per month to manage the financing and exploration projects of the Company. The consultant has been appointed as CEO and director effective January 24, 2022. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at February 28, 2022, the Company has not issued a bonus. During the nine months ended February 28, 2022, the Company recorded consulting fees of $86,664 (Cdn$110,000) (2021 -$69,657 (Cdn$90,000)). See note 3(d).

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

8. Subsequent Events

On March 10, 2022, The Company issued 70,000,000 shares of common stock pursuant to a private placement for cash proceeds of $138,055 (Cdn$175,000), which was received at February 28, 2022.

On March 10, 2022, the Company issued 193,660,000 shares of common stock with a fair value of $774,640 to settle accounts payable of $379,147 (Cdn$459,150), resulting in a loss on settlement of $395,493.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of February 28, 2022, have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events", other than as shown above.

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

Since we began operations in 2006, the Company has been focused primarily on the exploration for and development of base and precious metal properties located in North America.  The Company has two mineral properties located in Labrador, Canada, the Frog Property and the Cache River Property.

On February 28, 2022, the Company entered into an agreement ("Agreement") with 86835 Newfoundland & Labrador Corp. ("86835"), a non-arm's length party, to acquire a 40% interest in the Frog Property (the "Property") located in Labrador, Canada. Under the terms of the Agreement the Company issued 570,000,000 common shares at a deemed price of $0.002 per share for a purchase price of $1,140,000. The deemed issue price of the acquisition was determined based on an equivalent price per share for a concurrent financing. For accounting purposes the acquisition had a fair value $2,850,000 and a fair value of $0.005 per share based upon the closing market price of Wolverine on February 28, 2022.

86835 is an Innu owned and operated private mineral exploration company which owns mineral properties in both Newfoundland and Labrador. Bruce Costerd and Luke Rich are officers, directors and shareholders of 86835 and Wolverine.

The Property consists of 315 claims comprising an area of 7,843 hectares (19,380 acres).  The Property is remote, centered on latitude 56.02° N and longitude 62.24° W within NTS map areas 13M16 and 14D01.  It is located approximately 70 kilometres west-northwest of Natuashish and 65kilometres southwest of Nain, Labrador, situated 30 kilometres south of the Voisey's Bay nickel, copper, and cobalt deposit operated by Voisey's Bay Nickel Company Ltd., a subsidiary of Vale S.A.

Fixed wing access from Goose Bay can be gained by amphibious aircraft to a number of lakes on the Property.  A camp was set up on the northeast shore of the large pond located west of the magnetics grid.  Transportation within the Property is exclusively by helicopter, fixed wing float plane or snowmobile.

The Property encompasses a northeast trending canyon (90 m elevation) bounded by steep walls.  Lower elevations are characterized by forested till-covered valleys containing black spruce, tamarack and shrubs.  Rugged hills bound the sides of the canyon as well as the northeast and southwest limits of the Property up to 540m elevation above sea level.

In the fall of 2021, 86835 completed an initial exploration program on the Property consisting of prospecting, rock geochemistry, and ground magnetics.

In February and March of 2022 the Company completed a ground magnetometer survey on the Property. A total of 28.5 line-km of surveying was completed on 30 - 100 m spaced lines encompassing an area of 350 ha.  The survey was completed by indigenous workers employed by 86835 using an Overhauser GEM GSM-19 Magnetometer.  The survey expanded on a preliminary survey completed late in 2021.

Although several small anomalous bodies were delineated in the eastern portion of the grid, a strongly magnetic body was outlined extending 1.4 km through the western portion of the grid and is open to the north and south.  This magnetic feature is 180 to 360 m wide and shows a sharp contrast of up to 20,000 nT between the anomaly and country rock.

Follow-up exploration, due to commence after spring thaw, will target this area for prospecting and geochemistry.  Additional ground magnetics will target the north and south extensions of the current magnetic anomaly.

The technical content on the Frog Property has been reviewed and approved by L. John Peters, P. Geo., as the Qualified Person.

The Company also holds a 90% interest in the Cache River Property located in Labrador, Canada consisting of a total of 53 mineral claims and an area of 1320 hectares (3,262 acres). The Company is not currently conducting any exploration on the Cache River Property but will return to exploration on the Cache River Property in 2022.

We have not yet determined whether the Frog Property or the Cache River Property contain mineral reserves that are economically recoverable.

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on base and precious metals. Our current operational focus is to raise sufficient funds to continue exploration activities on our properties in Labrador, Canada, known as the Frog Property and the Cache River Property.  We intend to conduct further exploration activities on the properties in 2022. We expect to review other potential exploration projects from time to time as they are presented to us.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation. Not accounting for our working capital deficit of $442,225 as of February 28, 2022, we require additional funds of approximately $78,000 (CDN$100,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2021. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 28, 2022, we had cash of $62,845 and had a working capital deficiency in the amount of $442,225.  As February 28, 2022, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $78,000 (CDN$100,000) for the next phase of exploration program on the Frog Property.

The Property is currently at an early stage of exploration. Although rock samples anomalous in base metals have been discovered on surface, no source of the anomalous samples is currently evident. Magnetics on the Property have delineated several anomalous areas to date, the most prominent of which is in the western portion of the grid extending over a 1.4 km strike length and open to the north and south.

It is recommended that additional magnetics be completed expanding on the current grid to the north and south of anomalous readings encountered in 2022. This can be completed after Spring thaw, at which time prospecting should be completed expanding the 2021 range of coverage focusing on the large magnetic anomaly in the area as it extends beyond the valley bottom to the steep valley ridges where it is more likely to encounter outcroppings.

It is estimated that the next phase of exploration would cost $100,000, as itemized below.

Program	Description	Cost
Magnetics	20km	$30,000
Prospecting	7 X 14 days	$24,500
Mob/demob.	Helicopter	$25,000
Analytical	50 samples	$2,500
Camp		$9,000
Contingencies	10%	$9,000
Total		$100,000

As at February 28, 2022, we did not have cash and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2023.

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

Results of Operations

Three Months Ended February 28, 2022 and February 28, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2022, which are included herein.

Three-month summary ending February 28, 2022 and February 28, 2021

		Three Months Ended
		February 28, 2022		February 28, 2021
Revenue	$	Nil	$	Nil
Operating Expenses		$(3,182,460)		$(35,012)
Other income (expense)		$(2,360)		$(1,460)
Net Loss		$(3,184,820)		$(36,472)

Expenses

Our operating expenses for the three-month periods ended February 28, 2022 and February 28, 2021 are outlined in the table below:

	Three Months Ended
	February 28, 2022	February 28, 2021
General and administrative	$305,923	$34,101
Mineral property exploration costs	$19,203	$911
Impairment of mineral properties	$2,857,334	$-

General and administrative expenses increased by $271,822 from $34,101 during the three months ended February 28, 2021 to $305,923 during the three months ended February 28, 2022.  This increase was primarily a result of an increase in consulting fees of $215,300, an increase in professional fees of $27,691, an increase in interest expense of $12,396, and an increase in office expenses of $6,787.

Mineral property and exploration costs increased by $19,203 from $Nil during the three months ended February 28, 2021 to $19,203 during the three months ended February 28, 2022. Mineral property exploration costs increased during the quarter as a result of an increase in exploration costs incurred during exploration of the Frog Property.

Impairment of mineral properties increased by $2,856,423 from $911 during the three months ended February 28, 2021 to $2,857,334 during the three months ended February 28, 2022. Impairment of mineral properties increased during the quarter primarily due to the uncertainty of establishing proven and probable outputs from the Frog Property acquisition.

Nine Months Ended February 28, 2022 and February 28, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2022, which are included herein.

Nine-month summary ending February 28, 2022 and February 28, 2021

		Nine Months Ended
		February 28, 2022		February 28, 2021
Revenue	$	Nil	$	Nil
Operating Expenses		$(3,337,789)		$(106,007)
Other income (expense)		$9,351		$(6,573)
Net Loss		$(3,328,438)		$(112,580)

Expenses

Our operating expenses for the nine-month periods ended February 28, 2022 and February 28, 2021 are outlined in the table below:

	Nine Months Ended
	February 28, 2022	February 28, 2021
General and administrative	$453,918	$103,665
Mineral property exploration costs	$26,537	$-
Impairment of mineral properties	$2,857,334	$2,342

General and administrative expenses increased by $350,253 from $103,665 during the nine months ended February 28, 2021 to $453,918 during the nine months ended February 28, 2022.  This increase was primarily a result of an increase in consulting fees of $222,612, an increase in professional fees of $74,573, an increase in transfer agent and filing fees of $30,000, and an increase in interest expense of $12,396.

Mineral property and exploration costs increased by $26,537 from $Nil during the nine months ended February 28, 2021 to $26,537 during the nine months ended February 28, 2022. Mineral property exploration costs increased during the quarter as a result of an increase in exploration costs incurred on the Frog Property.

Impairment of mineral properties increased by $2,854,992 from $2,342 during the nine months ended February 28, 2021 to $2,857,334 during the nine months ended February 28, 2022. Impairment of mineral properties increased during the quarter primarily due to the uncertainty of establishing proven and probable outputs from the Frog Property acquisition.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At February 28, 2022	As At May 31, 2021
Current assets	$66,719	$18,424
Current liabilities	(610,057)	(335,456)
Working Capital Deficit	$(543,338)	$(317,032)

Cash Flows

	Nine Months Ended
	February 28, 2022	February 28, 2021
Net Cash Used in Operating Activities	$(198,398)	$(3,361)
Net Cash Provided by Financing Activities	252,132	184
Net change in cash during period	$53,734	$(3,177)

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2022, was $198,398 compared to $3,361 during the nine months ended February 28, 2021.  The increase in cash used in operating activities was primarily a result of an increase in net loss to $3,328,438 which includes an impairment of mineral property costs of $2,850,000, for the nine months ended February 28, 2022, compared to $112,580 for the nine months ended February 28, 2021, as well as an reduction in the change in accounts payable to $136,894 for the nine months ended February 28, 2022 compared to $81,421 for the nine months ended February 28, 2021 and an increase in the change in accounts payable to related parties to $137,978 compared to $30,921 for the nine months ended February 28, 2021.

Financing Activities

During the nine months ended February 28, 2022, we received proceeds of $252,132 from financing activities, which included issuance of common stock of $114,077 and common stock subscriptions of $138,055.  In the comparable period, we received $184 from financing activities.

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

As of February 28, 2022, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2021, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 14, 2022, we issued 70,000,000 shares of our common stock in a private placement at a purchase price of CDN $0.0025 (USD $0.002) raising gross proceeds of CDN $175,000 (USD $140,000). We have issued all of the shares to ten (10) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 14, 2022, we issued 10,000,000 shares of our common stock pursuant to debt settlement agreements with six (6) individuals.  The deemed price of the shares issued was USD $0.002 per share. We have issued all of securities to sixe (6) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On March 14, 2022, we issued 183,660,000 shares of our common stock pursuant to debt settlement agreements with fifty-six (56) individuals.  The deemed price of the shares issued was CDN $0.0025 (USD $0.002) per share. We have issued all of the shares to fifty-six (56) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

On March 1, 2022 Craig Young was appointed as a director of the Company.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_1.htm

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_2.htm

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_3.htm

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_4.htm

Exhibit Number	Description

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299313004688/exhibit3-1.htm

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299315004312/exhibit3-1.htm

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299320001077/form8k.htm

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_1.htm

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_2.htm

10.3	Purchase Agreement dated February 28, 2028 between Wolverine and 86835 Newfoundland & Labrador Corp. filed as an Exhibit to our 8-K filed on March 2, 2022 and incorporated herein by reference.
https://www.sec.gov/ix?doc=/Archives/edgar/data/1424404/000106299322006239/form8k.htm

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit14.htm

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

INLINE XBRL

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: April 29, 2022	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 29, 2022	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)