Form 10-K
period 2022-05-31
Wolverine Resources Corp.
filed 2022-09-14
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	May 31, 2022

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	[ ] to [ ]

	Commission file number	000-53767

Wolverine Resources Corp. (Formerly Wolverine Technologies Corp.)
(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#55-11020-Williams Road, Richmond, British Columbia, Canada	V7A 1X8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	778.297.4409

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Yes ☐ No ☒

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2021 was $5,207,452 based on a market price of $0.16 per share. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

76,964,373 shares of common stock issued & outstanding as of September 13, 2022.

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

As used in this annual report, the terms "we", "us", "our company", "Wolverine", mean Wolverine Resources Corp., a Nevada corporation, unless otherwise indicated.

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

On February 28, 2022, the Company entered into an agreement ("Agreement") with 86835 Newfoundland & Labrador Corp. ("86835"), a non-arm's length party, to acquire a 40% interest in the Frog Property (the "Property") located in Labrador, Canada. Under the terms of the Agreement the Company issued 28,500,000 common shares at a deemed price of $0.04 per share for a purchase price of $1,140,000. The deemed issue price of the acquisition was determined based on an equivalent price per share for a concurrent financing. For accounting purposes, the acquisition had a fair value $2,850,000 and a fair value of $0.10 per share based upon the closing market price of Wolverine on February 28, 2022.

86835 is an Innu owned and operated private mineral exploration company which owns mineral properties in both Newfoundland and Labrador. Bruce Costerd and Luke Rich are officers, directors and shareholders of 86835 and Wolverine.

On August 9, 2022, Wolverine entered into an Amended Purchase Agreement with 86835 Newfoundland & Labrador Corp. ("86835") relating to the acquisition of a 40% interest in the Frog Property located in Labrador, Canada. Under the terms of the Amended Purchase Agreement the number of shares issued pursuant to the acquisition was reduced from 28,500,000 common shares to 27,500,000 common shares and the number of claims was reduced from 315 claims to 262 claims.

The Company also holds a 90% interest in the Cache River Property located in Labrador, Canada consisting of a total of 53 mineral claims and an area of 1320 hectares (3,262 acres). The Company is not currently conducting any exploration on the Cache River Property.

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

Our business is conducted by independent contractors all of which are officers and/or directors of the Company. As of May 31, 2022, the company had one full-time consultant, Bruce Costerd, the CEO and a director of the Company. The Company also has two consultants engaged on a non-exclusive, part time basis, Richard Haderer, the CFO and a director of the Company and Luke Rich, a director of the Company. Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We have to date, and plan to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often, unique experience and knowledge that local persons have related to certain properties.

The Company's objective for the next twelve months on the Frog Property is that additional magnetics be completed expanding on the current grid to the north and south of anomalous readings encountered in 2022. This will be completed in fall 2022 , at which time prospecting should be completed expanding the 2021 range of coverage focusing on the large magnetic anomaly in the area as it extends beyond the valley bottom to the steep valley ridges where it is more likely to encounter outcroppings.

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

Frog Property -Labrador, Canada

Technical Report

Wolverine and 86835 commissioned L. John Peters, P. Geo.., a licensed member of the Professional Engineers and Geoscientists of British Columbia to complete a Technical Report on the Frog Property. The Technical Report, a report compliant with National Instrument 43-101, is dated May 11, 2022, and has been filed on SEDAR at www.sedar.com in conjunction with this Prospectus. The following information concerning the Frog Property is derived from the Technical Report. The scientific and technical information contained in this Prospectus relating to the Frog Property is supported by the Technical Report, which is subject to certain assumptions, qualifications, and procedures described therein. Reference should be made to the full text of the Technical Report on SEDAR. The Issuer incorporates by reference in this 10-K the disclosure contained in the Technical Report.

Property Description and Location

Figure 1: Location Map

The Frog Property is located approximately 70 kilometres west-northwest of the town of Natuashish and 65 kilometres southwest of the town of Nain, Labrador, situated 30 kilometres south of the Voisey's Bay nickel, copper, and cobalt deposit operated by Voisey's Bay Nickel Company Ltd., a subsidiary of Vale S.A (Figure 1). The Property is centered on latitude 56.02° N and longitude 62.24° W within the 1:50000 scaled National Topographic System ("NTS") map sheets 13M16 and 14D01.

Figure 2: Frog Property Mineral Licence Map and Topography

At the date of this report the Property is 60% owned by 86835 Newfoundland & Labrador Corp ("86835") of Natuashish, NL, an Innu owned private corporation and 40% owned by Wolverine. The Property currently consists of 5 contiguous mineral licences composed of 262 claims encompassing 6,550 ha (Figure 2). A complete listing of mineral licences comprising the Frog Property follows on Table 1.

Licence	Area (ha)	# Claims	Issued	Expiry	Mapsheets
031778M	2,875	115	2020-12-23	2025-12-23	13M16,14D01
031779M	2,500	100	2020-12-23	2025-12-23	13M16,14D01
034256M	150	6	2022-04-13	2027-04-13	13M16
034255M	450	18	2022-04-13	2027-04-13	14D01
034465M	575	23	2022-05-07	2023-05-07	14D01

Table 1: List of Mineral Licences

Exploration History

In the fall of 2021, 86835 completed an initial exploration program on the Property consisting of prospecting, rock geochemistry, and ground magnetics.

In February and March of 2022, the Company completed a ground magnetometer survey on the Property. A total of 28.5 line-km of surveying was completed on 30 - 100 m spaced lines encompassing an area of 350 ha. The survey was completed by indigenous workers employed by 86835 using an Overhauser GEM GSM-19 Magnetometer. The survey expanded on a preliminary survey completed late in 2021.

Although several small anomalous bodies were delineated in the eastern portion of the grid, a strongly magnetic body was outlined extending 1.4 km through the western portion of the grid and is open to the north and south. This magnetic feature is 180 to 360 m wide and shows a sharp contrast of up to 20,000 nT between the anomaly and country rock.

Follow-up exploration, due to commence in summer/fall 2022, will target this area for prospecting and geochemistry. Additional ground magnetics will target the north and south extensions of the current magnetic anomaly.

Recommendations

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

It is estimated that the next phase of exploration would cost $152,000, as itemized in Table 4.

Program	Description	Cost
Ground Magnetics	50 line-km	$75,000
Prospecting	7 people x 14 days	$24,500
Mob/demob	Helicopter/Float Plane	$25,000
Analytical	100 samples	$5,000
Camp		$9,000
Contingencies	~ 10%	$13,500
Total		$152,000

Table 4: Recommended Budget - Frog Property

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

We are not currently conducting any exploration and are in the initial stages of exploration of the Labrador Claims, and thus have no way to evaluate the likelihood whether our company will be able to operate our business successfully. Our Company was incorporated on February 23, 2006 and to date we have been involved primarily in organizational activities, obtaining financing and preliminary exploration of the Labrador Claims. We have not earned any revenues and we have never achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that our company plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that its business will prove successful, and we can provide no assurance to investors that our company will generate any operating revenues or ever achieve profitable operations. If our company is unsuccessful in addressing these risks its business will likely fail and you will lose your entire investment.

Because our company has only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

Our company has never earned any revenue and our company has never been profitable. Prior to completing exploration on the Labrador Claims, we may incur increased operating expenses without realizing any revenues from the Labrador Claims, this could cause our company to fail and you will lose your entire investment.

If we do not find a joint venture partner for the continued development of our mineral claims, we may not be able to advance exploration work.

If the results of the exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of the Labrador Claims. Our company would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost. In addition, if our company entered into a joint venture agreement, our company would likely assign a percentage of our interest in the Labrador Claims to the joint venture partner. If our company is unable to enter into a joint venture agreement with a partner, our company may fail and you may lose your entire investment.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2022, financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue, has a working capital deficiency, and has incurred operating losses since inception. As a result, our company's auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker- dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Stockholders of Our Common Shares

As of the date of this annual report, we have 254 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2022.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 28, 2010 our directors approved the adoption of our 2010 Stock Plan which permits our company to issue up to 257,363 shares of our common stock, and 257,363 options to acquire shares of common stock, to directors, officers, employees and consultants of our company upon the grant of stock or the exercise of stock options granted under the 2010 Plan. As at May 31, 2022, there were none issued.

Transfer Agent

Our common shares are issued in registered form. Empire Stock Transfer, Inc. Telephone: (702) 818-5898; Facsimile: (702) 974-1444 is the registrar and transfer agent for our common shares.

As of September 13, 2022, we have 254 registered stockholders and 76,964,373 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2022.

Recent Sales of Unregistered Securities

On July 26, 2021, we issued 150,000 shares of our common stock in a private placement at a purchase price of USD $0.001875 raising gross proceeds of $5,625. We received proceeds of $3,750 for 100,000 shares of common stock during the year ended May 31, 2021, and the balance of $1,875 for 50,000 shares of common stock during the three months ended August 31, 2021. We have issued all of securities to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On July 26, 2021, we issued 1,850,000 shares of our common stock in a private placement at a purchase price of CDN $0.0025 raising gross proceeds of $75,295 (CDN$92,500). We received proceeds of $40,953 (Cdn$50,000) for 1,000,000 shares of common stock during the year ended May 31, 2021, and the balance of $34,342 (Cdn$42,500) for 850,000 shares of common stock during the three months ended August 31, 2021. We have issued all of the shares to fifteen (15) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 30, 2021, we issued 500,000 shares of our common stock in a private placement at a purchase price of USD $0.001875 raising gross proceeds of USD $18,750. We have issued all of securities to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On November 30, 2021, we issued 1,500,000 shares of our common stock in a private placement at a purchase price of CDN $0.0025 raising gross proceeds of CDN $75,000. We have issued all of the shares to eight (8) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 14, 2022, we issued 3,500,000 shares of our common stock in a private placement at a purchase price of CDN $0.0025 (USD $0.002) raising gross proceeds of CDN $175,000 (USD $140,000). We have issued all of the shares to ten (10) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 14, 2022, we issued 500,000 shares of our common stock pursuant to debt settlement agreements with six (6) individuals. The deemed price of the shares issued was USD $0.002 per share. We have issued all of securities to six (6) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On March 14, 2022, we issued 9,683,000 shares of our common stock pursuant to debt settlement agreements with fifty-six (56) individuals. The deemed price of the shares issued was CDN $0.0025 (USD $0.002) per share. We have issued all of the shares to fifty-six (56) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer

Wolverine did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2022.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2022 and 2021 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

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

Not accounting for our working capital deficit of $72,168 as of May 31, 2022, we require additional funds of approximately $152,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2022. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had minimal cash and a working capital deficit in the amount of $72,168 as of May 31, 2022, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $152,000 for the exploration program on the Frog Property.

As at May 31, 2022, we cash of $6,294. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We did not purchase any significant equipment over the twelve months ending May 31, 2022.

Results of Operations for the Years Ended May 31, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2022 and 2021.

Our operating results for the years ended May 31, 2022 and 2021 are summarized as follows:

	Year Ended May 31
	2022	2021
Revenue	$-	$-
Operating expenses	$(3,400,807)	$(161,390)
Other income (expenses)	$(280,462)	$(15,260)
Net loss	$(3,681,269)	$(176,650)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2022 and 2021 are outlined in the table below:

	Year Ended May 31
	2022	2021
General and administrative	$498,419	$158,722
Mineral property exploration costs	$40,436	$-
Impairment of mineral properties	$2,861,952	$2,668
Total expenses	$3,400,807	$161,390

The increase in general and administrative expenses for the year ended May 31, 2022 of $339,697, compared to the same period in fiscal 2021, was mainly due to:

  an increase in consulting fees of $183,253, mainly due to an increase in consulting services that were settled with shares during the year;

  an increase in professional fees of $82,875, due to an increase in expenses associated with public company reporting obligations;

  an increase in transfer agent and filing fees of $46,921, mainly due to an increase in share issuances to settle accounts payable;

  an increase in administrative late fees of $12,396 due to an increase in vendor accounts which are past due.

  and an increase in office expenses of $7,025.

Mineral property and exploration costs increased by $40,436 from $0 during the year ended May 31, 2021 to $40,436 during the year ended May 31, 2022. Mineral property exploration costs increased during the year as a result of an increase in exploration costs incurred during exploration of the Frog Property.

Impairment of mineral properties increased by $2,859,284 from $2,668 during the year ended May 31, 2021 to $2,861,952 during the year ended May 31, 2022. Impairment of mineral properties increased during the year primarily due to the uncertainty of establishing proven and probable outputs from the Frog Property acquisition.

Liquidity and Financial Condition

Working Capital

	At May 31, 2022	At May 31, 2021
Current assets	$9,349	$18,424
Current liabilities	81,517	335,456
Working deficit	$(72,168)	$(317,032)

Cash Flows

	Year Ended May 31
	2022	2021
Net Cash Used in Operating Activities	$(296,976)	$(36,101)
Net Cash Provided by (Used in) investing activities	(7,334)	(2,668)
Net Cash Provided by Financing Activities	301,493	44,703
Net change in cash during period	$(2,817)	$5,934

Operating Activities

Net cash used in operating activities during the year ended May 31, 2022 was $296,976 compared to $36,101 for the year ended May 31, 2021. The increase in cash used in operating activities was primarily a result of an increase in net loss to $3,681,269 for the year ended May 31, 2022, offset by non-cash items including an impairment of mineral property costs of $2,861,952, a loss of settlement of debt of $395,493, gain on write-down of accounts payable of $100,733 and a net change in operating assets and liabilities of $227,581, compared to a net loss of $176,650 for the year ended May 31, 2021, offset by a net change in operating assets and liabilities of $140,142.

Investing Activities

Net cash provided by investing activities during the year ended May 31, 2022 was $7,334 compared to net cash used in investing activities of $2,668 for the year ended May 31, 2021, resulting from an increase in mineral property claim acquisition costs.

Financing Activities

During the year ended May 31, 2022, we received proceeds of $301,493 from financing activities, which included stock subscriptions of $49,361 and proceeds from common stock issued of $252,132. During the year ended May 31, 2021, we received proceeds of $44,703 from financing activities, which were included in subscriptions received.

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

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
May 31, 2022
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Wolverine Resources Corp. (formerly: Wolverine Technologies Corp.):

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wolverine Resources Corp. (formerly: Wolverine Technologies Corp.) (“the Company”) as of May 31, 2022, and 2021, the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it related.

Derecognition of Liabilities

Critical Audit Matter Description

The Company derecognizes liabilities when such liabilities have been extinguished which occurs when the Company pays the liability and is relieved of the obligation or the Company is legally relieved from being the primary obligor under the liability, either judicially or by the creditor.  Legally relieved also includes when there is the occurrence of an expiration of the applicable statute of limitations and the Company has obtained a sufficiently detailed legal opinion that substantiates that the courts would grant declaratory judgement of extinguishment in such matter.

Upon obtaining conclusive evidence that an obligation may be extinguished, has expired, is discharged, is cancelled, or otherwise no longer legally exists, then the Company will derecognize the respective liability on its balance sheet. The company derecognized $100,733 of previously outstanding liabilities upon concluding that these were no longer enforceable legal obligations due to the expiration of the applicable statute of limitations. These amounts are included in gain on derecognition of liabilities in the 2022 statement of operations.

The principal consideration for our determination that the extinguishment of these liabilities is a critical audit matter is that auditing such required a high degree of complex and subjective audit judgement and significant audit effort.

 How the Critical Audit Matter was Addressed in the Audit

 Our audit procedures related to the following:

 Testing management’s process for identifying obligations that they felt could legally be derecognized.

  Testing management’s process for identifying obligation that they felt could legally be derecognized.
  Testing the obligations identified, including tracing to supporting contracts and invoices to validate the amount of the obligation and incurrence date thereof.
  We obtained an attorney provided legal opinion from the Company and evaluated whether it was sufficiently robust to support extinguishment accounting.
  We engaged an attorney to assist the Firm in the evaluation of the legal opinion cited above.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

September 13, 2022

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Balance Sheets
(Expressed in U.S. dollars)
	May 31, 2022 $	May 31, 2021 $

ASSETS

Current Assets
Cash	6,294	9,111
Other receivable	2,659	9,313
Prepaid expenses	396	-
Total Assets	9,349	18,424

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	59,028	126,458
Accounts payable - related parties (Note 4)	22,489	208,998
Total Liabilities	81,517	335,456

Commitments and contingencies (Note 8)	-	-

Stockholders' Deficit
Common stock, 250,000,000 shares authorized, $0.001 par value 77,464,373 and 31,781,373 shares issued and outstanding at May 31, 2022 and 2021, respectively	77,464	31,781
Subscriptions received	49,361	44,703
Additional paid-in capital	9,962,639	6,086,847
Accumulated deficit	(10,161,632)	(6,480,363)
Total Stockholders' Deficit	(72,168)	(317,032)
Total Liabilities and Stockholders' Deficit	9,349	18,424
(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Statements of Operations
(Expressed in U.S. dollars)
	Year	Year
	Ended	Ended
	May 31,	May 31,
	2022	2021
	$	$

Operating Expenses
General and administrative	498,419	158,722
Impairment of mineral properties	2,861,952	2,668
Mineral property exploration costs	40,436	-
Total Operating Expenses	3,400,807	161,390
Loss From Operations	(3,400,807)	(161,390)
Other Income (Expense)
Foreign exchange gain (loss)	14,298	(17,521)
Gain on derecognition of accounts payable	100,733	-
(Loss) gain on settlement of debt	(395,493)	2,261
Total Other Income (Expense)	(280,462)	(15,260)
Net Loss	(3,681,269)	(176,650)

Net Loss Per Common Share, Basic and Diluted	(0.08)	(0.01)

Weighted Average Common Shares Outstanding, Basic and Diluted	45,355,636	31,756,327
(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Statements of Changes in Stockholders' Deficit
For the Years Ended May 31, 2022 and 2021
(Expressed in U.S. dollars)
				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares*	Amount	Received	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2020	31,531,373	31,531	10,736	6,076,361	(6,303,713)	(185,085)
Common stock subscribed for cash	-	-	44,703	-	-	44,703
Common stock issued to settle debt	25,000	25	(1,000)	975	-	-
Common stock issued for subscription payable	225,000	225	(9,736)	9,511	-	-
Net loss for the year	-	-	-	-	(176,650)	(176,650)

Balance, May 31, 2021	31,781,373	31,781	44,703	6,086,847	(6,480,363)	(317,032)
Common stock issued for cash and subscriptions payable	7,500,000	7,500	(44,703)	289,335	-	252,132
Common stock issued to settle debt	9,683,000	9,683	-	764,957	-	774,640
Common stock issued to purchase mineral property	28,500,000	28,500	-	2,821,500	-	2,850,000
Common stock subscribed	-	-	49,361	-	-	49,361
Net loss for the year	-	-	-	-	(3,681,269)	(3,681,269)
Balance, May 31, 2022	77,464,373	77,464	49,361	9,962,639	(10,161,632)	(72,168)
(*) The Company effected a 20:1 reverse stock split on July 27, 2022. All share and per share amounts have been retrospectively presented to reflect the reverse stock split.
(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Statements of Cash Flows
(Expressed in U.S. dollars)
	Year	Year
	Ended	Ended
	May 31,	May 31,
	2022	2021
	$	$

Operating Activities
Net loss	(3,681,269)	(176,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derecognition of accounts payable	(100,733)	-
Impairment of mineral properties	2,861,952	2,668
Loss (gain) on settlement of debt	395,493	(2,261)
Changes in operating assets and liabilities:
Other receivable	6,654	(5,367)
Prepaid expenses	(396)	-
Accounts payable and accrued liabilities	88,551	(6,290)
Accounts payable - related parties	132,772	151,799
Net Cash Used in Operating Activities	(296,976)	(36,101)
Investing Activities
Acquisition of mineral properties	(7,334)	(2,668)
Net Cash Used in Investing Activities	(7,334)	(2,668)
Financing Activities
Proceeds from common stock issued and subscribed	301,493	44,703
Net Cash Provided by Financing Activities	301,493	44,703
Change in Cash	(2,817)	5,934
Cash, Beginning of Year	9,111	3,177
Cash, End of Year	6,294	9,111

Non-cash Investing and Financing Activities:
Common stock issued to settle accounts payable	774,640	1,000
Common stock issued to purchase mineral property	2,850,000	-
Common stock issued for prior year subscriptions	44,703	9,736

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements
May 31, 2022
(Expressed in U.S. dollars)

1. Organization and Basis of Presentation

Wolverine Resources Corp. (formerly Wolverine Technologies Corp.) (the "Company") was incorporated in the State of Nevada on February 23, 2006. The Company's principal business was the acquisition and exploration of mineral resources. The Company had not determined that its properties contain mineral reserves that were economically recoverable, financing had not yet become available, and commodity prices had not fully recovered. Therefore, management decided to change the focus of the Company to include cyber security. Effective July 27, 2022, the Company changed its name from Wolverine Technologies Corp. to Wolverine Resources Corp. The Company has now refocused its efforts back to the exploration of mineral resources.

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company's operations. The COVID-19 pandemic has impacted and could further impact the Company's operations and the operations of the Company's suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company. Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time on its business, liquidity, capital resources and financial results.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At May 31, 2022, the Company has a working capital deficiency of $72,168 and has accumulated losses of $10,161,632 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
2.      Summary of Significant Accounting Policies

a)    Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is May 31.

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements
May 31, 2022
(Expressed in U.S. dollars)

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

d)    Mineral Property Costs

The Company has been in the exploration stage since its inception on February 23, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Our company assesses the carrying costs for impairment under ASC 360, "Property, Plant, and Equipment", at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was $0 of interest and penalties recognized for the years ended May 31, 2022 and 2021.

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

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements
May 31, 2022
(Expressed in U.S. dollars)

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

h)    Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2022 and 2021, the Company had no dilutive shares outstanding.

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

j)    Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2022 and 2021, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements
May 31, 2022
(Expressed in U.S. dollars)

k) Derecognition of Financial Liabilities

The Company derecognizes financial liabilities only when its obligations under the financial liabilities are discharged, cancelled or expired. Generally, the difference between the carrying amount of the financial liability derecognized and the consideration paid and payable, including any non-cash assets transferred or liabilities assumed, is recognized in the statements of loss and comprehensive loss.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Related Party Transactions

(a) During the year ended May 31, 2022, the Company incurred consulting fees of $15,832 (2021 - $31,536) to a company controlled by the Chief Financial Officer ("CFO") of the Company. As at May 31, 2022, the Company owes $9,521 (2021 - $57,292) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) As at May 31, 2022, the Company owes $31,743 (2021 - $33,227) to a former Director of the Company, which is non-interest bearing, unsecured and due on demand. This amount has been included in accounts payable as at May 31, 2022.

(c) During the year ended May 31, 2022, the Company incurred consulting fees of $31,301 (2021 - $2,072) to a Director of the Company.

(d) During the year ended May 31, 2022, the Company recorded consulting fees of $110,440 (Cdn$140,000) (2021 - $94,517 (Cdn$120,000)) to a company controlled by the Chief Executive Officer ("CEO") and Director of the Company. As at May 31, 2022, the Company owes $10,263 (2021 - $114,988) to this company, which is non-interest bearing, unsecured and due on demand (see Note 8(a)). As at May 31, 2022, the Company also owes $2,705 (2021 - $3,491) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(e) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from 86835 Newfoundland & Labrador Corp., a private company controlled by the CEO and by a Director of the Company. Refer to note 5(b). In connection with this transaction, the CEO of the Company received 12,500,000 shares of common stock and a Director of the Company received 12,500,000 shares of common stock.

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2022, the Company extended and renewed the mineral claim licenses for $11,952 (Cdn$15,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $11,952 (2021 - $2,668) due to the uncertainty of establishing proven and probable reserves.

(b) On February 28, 2022, the Company entered into a Property Purchase Agreement with 86835 Newfoundland & Labrador Corp. ("86835"), a non-arm's length party, to acquire a 40% interest in the Frog Property located in Labrador, Canada. On February 28, 2022, the Company agreed to issue 28,500,000 shares of common stock at a fair value of $2,850,000 to complete the acquisition. During the year ended May 31, 2022, the Company wrote off the mineral property acquisition cost of $2,850,000 due to the uncertainty of establishing proven and probable reserves.

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements
May 31, 2022
(Expressed in U.S. dollars)

6. Common Stock

Stock transactions during the year ended May 31, 2022:

(a) On July 26, 2021, the Company issued 1,850,000 shares of common stock at a price of Cdn$0.05 per share pursuant to a private placement for cash proceeds of $75,295 (Cdn$92,500), of which $40,953 (Cdn$50,000) was received during the year ended May 31, 2021.

(b) On July 26, 2021, the Company issued 150,000 shares of common stock at a price of $0.0375 per share pursuant to a private placement for cash proceeds of $5,625, of which $3,750 was received during the year ended May 31, 2021.

(c) On November 30, 2021, the Company issued 1,500,000 shares of common stock at a price of Cdn$0.05 per share pursuant to a private placement for cash proceeds of $59,110 (Cdn$75,000).

(d) On November 30, 2021, the Company issued 500,000 shares of common stock at a price of $0.00375 per share pursuant to a private placement for cash proceeds of $18,750.

(e) On February 28, 2022, the Company issued 28,500,000 shares of common stock with a fair value of $2,850,000 to acquire the Frog Property. Refer to Note 5(b).

(f) On March 10, 2022, The Company issued 3,500,000 shares of common stock pursuant to a private placement for cash proceeds of $138,055 (Cdn$175,000).

(g) On March 10, 2022, the Company issued 9,683,000 shares of common stock with a fair value of $774,640 to settle accounts payable of $379,147 (Cdn$459,150), resulting in a loss on settlement of $395,493.

(h) On July 27, 2022, the Company completed a 20:1 reverse stock split and the common stock amounts have been retrospectively restated to show the effect of the reverse split.

Stock transactions during the year ended May 31, 2021:

(a) On September 25, 2020, the Company issued 225,000 shares of common stock pursuant to a private placement for cash proceeds of $9,736 (Cdn$13,500) received during the year ended May 31, 2020.

(b) On September 25, 2020, the Company issued 25,000 shares of common stock with a fair value of $1,000 to settle $1,085 (Cdn$1,500) in debt, resulting in a gain on settlement of $85 recognized during the year ended May 31, 2020.

(c) During the year ended May 31, 2021, the Company received cash proceeds of $40,953 (Cdn$50,000) for 1,000,000 shares of common stock to be issued subsequent to year end. The common stock was issued on July 26, 2021 (Note 6(a)).

(d) During the year ended May 31, 2021, the Company received cash proceeds of $3,750 for 100,000 shares of common stock to be issued subsequent to year end. The common stock was issued on July 26, 2021 (Note 6(b).

At May 31, 2022 and 2021, the Company had no dilutive shares, or common stock equivalents.

7. Stock-based Compensation

On May 28, 2010, the Board of Directors of the Company adopted the 2010 Stock Plan (the "Plan"). The maximum number of shares of the Company's common stock available for issuance under the Plan is 514,725 shares. An aggregate of 257,363 shares may be issued under stock options and an aggregate of 257,363 shares may be issued in the form of restricted shares. As at May 31, 2022, there were none issued. At May 31, 2022 and 2021, the Company had no outstanding or exercisable stock options.

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements
May 31, 2022
(Expressed in U.S. dollars)

8. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company controlled by a consultant of the Company, whereby it has agreed to pay $7,702 (Cdn$10,000) per month to manage the financing and exploration projects of the Company. The consultant has been appointed as CEO and director effective January 24, 2022. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at May 31, 2022, the Company has not issued a bonus. During the year ended May 31, 2022, the Company recorded consulting fees of $110,440 (Cdn$140,000) (2021 -$94,517 (Cdn$120,000)). See note 4(d).

(b) On April 19, 2016, the Company signed a Share Purchase Agreement with a former Director of the Company, whereby the Company will issue, in a private placement, 20,000,000 shares of common stock of the Company in consideration for one-third of the net proceeds that the former Director will receive from the sale of the former Director's 15% interest in Decision-Zone Inc. As of the date of this filing, the agreement has not yet closed.

9. Derecognition of Accounts Payable

During the year ended May 31, 2022, the Company derecognized a total of $100,733 of accounts payable which were determined to be statute barred due to the running of the applicable statutes of limitations. Since the obligations were unenforceable, the accounts payable was considered extinguished in accordance with ASC 825, Financial Instruments, resulting in a gain on derecognition of accounts payable of $100,733.

10. Income Taxes

The Company has net operating losses carried forward of $5,327,500 available to offset taxable income in future years which expires beginning in fiscal 2027. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. The Company is subject to examination by the IRS for tax years 2014 to 2021. The Company is also subject to income tax in Canada.

The Company was subject to United States federal and state income taxes at an approximate rate of 21% for the years ended May 31, 2022 and 2021.

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2022 $	2021 $
Income tax recovery at statutory rate	(773,066)	(37,096)
Temporary differences	609,502	560
Valuation allowance change	163,564	36,536
Provision for income taxes	-	-

The significant components of deferred income tax assets and liabilities at May 31, 2022 and 2021, are as follows:

	2022 $	2021 $
Mineral property costs	910,033	300,531
Net operating losses carried forward	1,118,776	955,211
Gross deferred income tax assets	2,028,809	1,255,742
Valuation allowance	(2,028,809)	(1,255,742)
Net deferred income tax asset	-	-

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements
May 31, 2022
(Expressed in U.S. dollars)

 11. Subsequent Events

On July 27, 2022, the Company completed a reverse split of its common shares on a 1:20 basis and a name change to Wolverine Resources Corp. All reference to shares of common stock and per share amounts have been retrospectively restated to effect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented.

On August 1, 2022, the board of directors of the Company approved an amendment to the Company's Articles of Incorporation to increase its authorized common stock from 100,000,000 shares, par value $0.001 per share, to 250,000,000 shares, par value $0.001 per share.

On August 9, 2022, the Company amended its Property Purchase Agreement with 86835 Newfoundland & Labrador Corp. ("86835") (see Note 5(b)). Under the terms of the amended Property Purchase Agreement, the number of shares issued pursuant to the acquisition was reduced from 28,500,000 common shares to 27,500,000 common shares and the number of claims was reduced from 315 claims to 262 claims. As of the filing date, 500,000 common shares have been cancelled pursuant to the amended Property Purchase Agreement.

On September 12, 2022, the Company received $7,710 (Cdn$10,000) for the subscription of 400,000 flow-through shares at a price of Cdn$0.025 per share. As of the date of these financial statements, the shares had yet to be issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A (T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15€ promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2022 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2022, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

(1) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

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

As a result, management has concluded that the Company's internal control over financial reporting as of May 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO was not effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

During the year ended May 31, 2022 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bruce Costerd	Chief Executive Officer and Director	67	January 24, 2022
Richard Haderer	Chief Financial Officer and Director	59	April 13, 2015
Luke Rich	Director	57	June 14, 2010
Craig Young	Director	51	March 1, 2022*

* Effective September 1, 2022, Mr. Craig Young resigned as director of the Company

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Bruce Costerd

Mr. Costerd is responsible for the financing and management of Wolverine and its mineral projects. Mr. Costerd has spent over twenty-five years in the financing and management of exploration projects in Newfoundland and Labrador and is responsible for introducing Wolverine to its current projects, the Frog Property and the Cache River Property.

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

Craig Young

Craig holds a B.A. Sc. in Mining Engineering from the Technical University of Nova Scotia and has worked in the Canadian mining industry for 27 years. Craig has held senior roles at large mining operations across the country, holding positions in Mine Engineering, Mine Operations, and Capital Projects. Craig has worked with several major mining companies including Teck Resources, Detour Gold Corporation, and most recently Centerra Gold. His mining background and industry connections, make Craig a welcome addition to Wolverine as it looks to acquire and develop base metal assets throughout the country. Effective September 1, 2022, Craig resigned as director of the Company.

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

Board of Directors

The Company's Board consists of three directors, Bruce Costerd, Richard Haderer and Luke Rich. Luke Rich is the independent director of the Company. Bruce Costerd is not independent as he is the Chief Executive Officer of the Company. Richard Haderer is not independent as he is the Chief Financial Officer of the Company.

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

Other Board Committees

The members of the audit committee are Richard Haderer, Luke Rich and Craig Young.

The Board is of the view that the size of the Company's operations does not warrant additional committees at this stage of the Company's development.

Assessments

The Board does not con sider that formal assessments would be useful at this stage of the Company's development.

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

Audit Committee

The Audit Committee's role is to act in an objective, independent capacity as a liaison between the auditors, management and the Board and to ensure the auditors have a facility to consider and discuss governance and audit issues with parties not directly responsible for operations. NI 52-110, NI 41-101and Form 52-110F2 require the Company, as a venture issuer, to disclose certain information relating to the Company's audit committee and its relationship with the Company's independent auditors. Effective May 4, 2022, Richard Haderer, Luke Rich and Craig Young were appointed as members of the Company's audit committee. Craig Young resigned as a director of the Company effective September 1, 2022, and is no longer a member of the audit committee.

Audit Committee Charter

Mandate

The primary function of the audit committee (the "Committee") is to assist the Board of Directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by the Company to regulatory authorities and shareholders, the Company's systems of internal controls regarding finance and accounting and the Company's auditing, accounting and financial reporting processes. Consistent with this function, the Committee will encourage continuous improvement of, and should foster adherence to, the Company's policies, procedures and practices at all levels. The Committee's primary duties and responsibilities are to:

  Serve as an independent and objective party to monitor the Company's financial reporting and internal control system and review the Company's financial statements.

  Review and appraise the performance of the Company's external auditors.

  Provide an open avenue of communication among the Company's auditors, financial and senior management and the Board of Directors.

Composition

The Committee shall be comprised of three directors as determined by the Board of Directors, whom shall be free from any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of his or her independent judgment as a member of the Committee.

The members of the Committee shall be elected by the Board of Directors at its first meeting following the annual shareholders' meeting. Unless a Chair is elected by the full Board of Directors, the members of the Committee may designate a Chair by a majority vote of the full Committee membership.

Meetings

The Committee shall meet annually, or more frequently as circumstances dictate. As part of its job to foster open communication, the Committee will meet at least annually with the Chief Financial Officer and the external auditors.

Responsibilities and Duties

To fulfill its responsibilities and duties, the Committee shall:

Documents/Reports Review

(a) Review and update this Charter annually.

(b) Review the Company's financial statements, MD&A and any reports or other financial information (including quarterly financial statements), which are submitted to any governmental body, or to the public, including any certification, report, opinion, or review rendered by the external auditors.

External Auditors

(a) Review annually, the performance of the external auditors who shall be ultimately accountable to the Board of Directors and the Committee as representatives of the shareholders of the Company.

(b) Obtain annually, a formal written statement of the external auditors setting forth all relationships between the external auditors and the Company, consistent with Independence Standards Board Standard 1.

(c) Review and discuss with the external auditors any disclosed relationships or services that may impact the objectivity and independence of the external auditors.

(d) Take, or recommend that the full Board of Directors take, appropriate action to oversee the independence of the external auditors.

(e) Recommend to the Board of Directors the selection and, where applicable, the replacement of the external auditors nominated annually for shareholder approval.

(f) At each meeting, consult with the external auditors, without the presence of management, about the quality of the Company's accounting principles, internal controls and the completeness and accuracy of the Company's financial statements.

(g) Review with management and the external auditors the audit plan for the year-end financial statements and intended template for such statements.

(h) Review and pre-approve all audit and audit related services and the fees and other compensation related thereto, and any non-audit services, provided by the Company's external auditors. The pre- approval requirement is waived with respect to the provision of non-audit services if:

(i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than five percent of the total amount of revenues paid by the Company to its external auditors during the fiscal year in which the non-audit services are provided;

(ii) such services were not recognized by the Company at the time of the engagement to be non- audit services; and

(iii) such services are promptly brought to the attention of the Committee by the Company and approved prior to the completion of the audit by the Committee or by one or more members of the Committee who are members of the Board of Directors to whom authority to grant such approvals have been delegated by the Committee.

Provided the pre-approval of the non-audit services is presented to the Committee's first scheduled meeting following such approval such authority may be delegated by the Committee to one or more independent members of the Committee.

Financial Reporting Processes

(a) In consultation with the external auditors, review with management the integrity of the Company's financial reporting process, both internal and external.

(b) Consider the external auditors' judgments about the quality and appropriateness of the Company's accounting principles as applied in its financial reporting.

(c) Consider and approve, if appropriate, changes to the Company's auditing and accounting principles and practices as suggested by the external auditors and management.

(d) Review significant judgments made by management in the preparation of financial statements and the view of the external auditors as to the appropriateness of such judgments.

(e) Following completion of the annual audit, review separately with management and the external auditors any significant difficulties encountered during the course of the audit, including any restrictions on the scope of work or access to required information.

(f) Review any significant disagreement among management and the external auditors in connection with the preparation of the financial statements.

(g) Review with the external auditors and management the extent to which changes and improvements in financial or accounting practices have been implemented.

(h) Review any complaints or concerns about questionable accounting, internal accounting controls or auditing matters.

(i) Review certification process.

Other

Review any related-party transactions.

Composition of Audit Committee

Member	Independence	Financially literate
Richard Haderer	Not Independent(1)	Financially literate(2)
Luke Rich	Independent(1)	Not Financially literate(2)
Craig Young (3)	Independent(1)	Not Financially literate(2)

Notes:

(1) A member of an audit committee is independent if the member has no direct or indirect material relationship with the Company, which could, in the view of the Board, reasonably interfere with the exercise of a member's independent judgment.

(2) An individual is financially literate if he has the ability to read and understand a set of financial statements that present a breadth of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by the Company's financial statements.

(3) Craig Young resigned as a director of the Company effective September 1, 2022, and is no loner a member of the audit committee.

Breach of Canadian securities law

Craig Young resigned as a director of the Company effective September 1, 2022. As a result, the Company is in breach of NI 52-110 which requires the Company to have an audit committee comprised of three directors of which the majority are not executive officers, employees or control persons. The Company will rectify this breach by appointing an additional independent director who will also be appointed as a member of the audit committee.

Relevant Education and Experience

Each member of the Company's present Audit Committee has adequate education and experience that is relevant to his performance as an Audit Committee member and, in particular, the requisite education and experience that have provided the member with:

(a) an understanding of the accounting principles used by the Company to prepare its financial statements and the ability to assess the general application of those principles in connection with estimates, accruals and reserves;

(b) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements or experience actively supervising individuals engaged in such activities; and

(c) an understanding of internal controls and procedures for financial reporting.

The determination of the financially literacy of the members of our board of directors is made by the Company and each of the directors in question. The determination that Mr. Haderer is financial literate is based upon his experience and abilities gained as a consultant and regulator of publicly reporting mineral exploration companies. See "Directors and Executive Officers" for further details.

Audit Committee Oversight

At no time since the commencement of the Company's most recently completed financial year was a recommendation to nominate or compensate an external auditor not adopted by the Board.

Pre-Approval Policies and Procedures

The Audit Committee will pre-approve all non-audit services to be provided to the Corporation or its subsidiary entities by the Corporation's external auditor, however the Audit Committee has not adopted specific policies and procedures for such approval.

Exemption

The Company is a "venture issuer" as defined in National Instrument 52-110 and is relying on the exemption contained in Section 6.1 of National Instrument 52-110, which exempts the Corporation from the requirements of Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of National Instrument 52-110.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2022 and 2021; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Bruce Costerd	2022	$110,440	Nil	Nil	Nil	Nil	Nil	Nil	$110,440
Chief Executive Officer and Director	2021	$94,517	Nil	Nil	Nil	Nil	Nil	Nil	$94,517
Richard Haderer	2022	$15,832	Nil	Nil	Nil	Nil	Nil	Nil	$15,832
Former Chief Executive Officer, Chief Financial Officer and Director)	2021	$31,536	Nil	Nil	Nil	Nil	Nil	Nil	$31,536

Stock Options/SAR Grants

N/A.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2022 or May 31, 2021 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2022.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

On January 31, 2007 the Company entered into a Consulting Agreement (the "Agreement") with Texada Consulting Inc., a company controlled by our CEO, Bruce Costerd. Under the terms of the agreement consulting fees of USD $10,000 per month are paid/accrued to Texada. Effective March 1, 2011 the amount of consulting fees was amended to CDN $10,000 per month. Texada will also receive a bonus (the "Bonus") of the issuance of 5% of the common shares of the Company issued and outstanding on a non-diluted basis as of the date of the payment of the bonus upon and only in the event of the discovery by the Company of a major mineral resource deposit in any of the properties currently held or acquired in the future that is of a sufficient size and value to support the commercial extraction and shipment of ore for the purpose of earning revenue (but excluding the extraction and shipment of ore for testing purposes).

Consulting fees of CDN$20,000 per year are paid or accrued to PubCo Services Inc, a company controlled by Richard Haderer, CFO and a director of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 13, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Bruce Costerd Richmond, BC	13,876,998	18.0%
Richard Haderer Calgary, Alberta	3,101,500	4%
Luke Rich Natuashish, NL	12,156,257	15.8%
Craig Young Kamloops, BC	4,250,000	5.2%
Directors and Officers as a Group	29,134,755	37.8%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 13, 2022. As of September 13, 2022, there were 76,964,373 shares of our company's common stock issued and outstanding.

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

Director Independence

We currently act with four directors, Bruce Costerd, Richard Haderer, Luke Rich and Craig Young. We have determined that Luke Rich and Craig Young qualify as an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15). Effective September 1, 2022, Craig Young resigned as director of the Company.

We do not have a standing compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2022 and 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	2022 ($)	2021 ($)
Audit Fees	$26,500	$24,000
Audit Related Fees	$1,290	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$ 27,790	$ 24,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

Exhibit Number	Description

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference.

3.8	Certificate of Change of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.9	Articles of Merger of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.10	Certificate of Amendment of Wolverine, filed as an Exhibit to our 8-K filed August 9, 2022 and incorporated by reference.

Exhibit Number	Description

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Amended Purchase Agreement between Wolverine and 86835 Newfoundland & Labrador Corp. filed as an Exhibit to our 8-K filed on August 9, 2022 and incorporated by reference.

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

INLINE XBRL

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: September 13, 2022	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: September 13, 2022	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: September 13, 2022	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: September 13, 2022	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: September 13, 2022	/s/ Luke Rich
Luke Rich
Director