Form 10-Q
period 2022-08-31
Wolverine Resources Corp.
filed 2022-10-17
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	August 31, 2022

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-53767

WOLVERINE RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#55-11020 Williams Road, Richmond, British Columbia, Canada	V7A 1X8
(Address of principal executive offices)	(Zip Code)

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
76,964,373 common shares issued and outstanding as of October 17, 2022.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended August 31, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
August 31, 2022
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	August 31, 2022 $	May 31, 2022 $

ASSETS	(Unaudited)

Current Assets
Cash	-	6,294
Other receivable	4,226	2,659
Prepaid expenses	382	396

Total Assets	4,608	9,349

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	57,480	59,028
Accounts payable - related parties (Note 3)	46,361	22,489

Total Liabilities	103,841	81,517

Stockholders' Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value 76,964,373 and 77,464,373 shares issued and outstanding at August 31, 2022 and May 31, 2022, respectively	76,964	77,464
Subscriptions payable	64,791	49,361
Additional paid-in capital	9,963,139	9,962,639
Accumulated deficit	(10,204,127)	(10,161,632)

Total Stockholders' Deficit	(99,233)	(72,168)

Total Liabilities and Stockholders' Deficit	4,608	9,349

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2022	2021
	$	$

Operating Expenses

General and administrative	45,872	63,871

Total Operating Expenses	45,872	63,871

Loss From Operations	(45,872)	(63,871)

Other Income (Expense)

Foreign exchange gain	1,927	8,876
Recovery of mineral property costs	1,450	-

Total Other Income (Expense)	3,377	8,876

Net Income (Loss)	(42,495)	(54,995)

Net Income (Loss) Per Common Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	77,388,240	32,296,545

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Changes in Stockholders' Deficit

For the Three Months Ended August 31, 2022 and 2021

(Expressed in U.S. dollars)

(Unaudited)

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares*	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2021	31,781,327	31,781	44,703	6,086,847	(6,480,363)	(317,032)

Common stock issued for cash	900,000	900	-	35,200	-	36,100

Common stock issued for subscriptions received	1,100,000	1,100	(44,703)	43,603	-	-

Net loss for the period	-	-	-	-	(54,995)	(54,995)

Balance, August 31, 2021	33,781,327	33,781	-	6,165,650	(6,535,358)	(335,927)

Balance, May 31, 2022	77,464,373	77,464	49,361	9,962,639	(10,161,632)	(72,168)

Common stock cancelled	(500,000)	(500)	-	500	-	-

Common stock subscribed	-	-	15,430	-	-	15,430

Net income for the period	-	-	-	-	(42,495)	(42,495)

Balance, August 31, 2022	76,964,373	76,964	64,791	9,963,139	(10,204,127)	(99,233)

(*) The Company effected a 20:1 reverse stock split on July 27, 2022. All share and per share amounts have been retrospectively presented to reflect the reverse stock split.

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2022	2021
	$	$
Operating Activities

Net Income (loss)	(42,495)	(54,995)

Changes in operating assets and liabilities:

Other receivable	(1,567)	(1,522)
Prepaid expenses	14	(1,438)
Accounts payable and accrued liabilities	(1,548)	12,372
Accounts payable - related parties	23,872	331

Net Cash Used in Operating Activities	(21,724)	(45,252)

Financing Activities

Proceeds from common stock issued and subscribed	15,430	36,217

Net Cash Provided by Financing Activities	15,430	36,217

Change in Cash	(6,294)	(9,035)

Cash, Beginning of Period	6,294	9,111

Cash, End of Period	-	76

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-
Non-cash Investing and Financing Activities:
Common stock issued for prior year subscriptions	-	44,703
Common stock cancelled pursuant to amended property purchase agreement	500	-

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements August 31, 2022

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

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company's operations. The COVID- 19 pandemic has impacted and could further impact the Company's operations and the operations of the Company's suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company. Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time on its business, liquidity, capital resources and financial results.

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

The accompanying financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2022. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At August 31, 2022, the Company has a working capital deficiency of $99,233 and has accumulated losses of $10,204,127 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements August 31, 2022
(Expressed in U.S. dollars)

(Unaudited)

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

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements August 31, 2022
(Expressed in U.S. dollars)

(Unaudited)

g) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At August 31, 2022 and May 31, 2022, the Company had no dilutive shares outstanding.

h) Flow-through shares

The Company may issue flow-through common shares to finance a significant portion of its exploration program. Pursuant to the terms of the flow-through share agreements, these shares transfer the tax deductibility of qualifying resource expenditures to investors. Under ASC 740, "Income Taxes", the proceeds from issuance should be allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares. A liability is recognized for this difference. Upon resource expenditures being incurred and renounced, the Company derecognizes the liability and the premium is recognized as other income.

Proceeds received from the issuance of flow-through common shares are restricted to be used only for Canadian resource property exploration expenditures within a two-year period. The Company may also be subject to Part XII.6 tax under the Canadian Income Tax Act on flow-through proceeds renounced under a Look-back Rule, in accordance with Government of Canada flow-through regulations. When applicable, this tax is accrued as a financial expense until paid.

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

j) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2022 and May 31, 2022, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements August 31, 2022
(Expressed in U.S. dollars)

(Unaudited)

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

4. Related Party Transactions

(a) During the three months ended August 31, 2022, the Company incurred consulting fees of $3,879 (August 31, 2021 - $4,017) to a company controlled by the Chief Financial Officer (“CFO”) of the Company. As at August 31, 2022, the Company owes $14,735 (May 31, 2022 - $9,521) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) During the three months ended August 31, 2022, the Company incurred consulting fees of $3,626 (August 31, 2021 - $3,791) to a Director of the Company.

(c) During the three months ended August 31, 2022, the Company recorded consulting fees of $23,273 (Cdn$30,000) (August 31, 2021 – $23,763 (Cdn$30,000)) to a company controlled by the Chief Executive Officer (”CEO”) and Director of the Company. As at August 31, 2022, the Company owes $28,983 (May 31, 2022 - $10,263) to this company, which is non-interest bearing, unsecured and due on demand (see Note 6(a)). As at August 31, 2022, the Company also owes $2,676 (May 31, 2022 - $2,705) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(d) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from 86835 Newfoundland & Labrador Corp., a private company controlled by the CEO and by a Director of the Company. In connection with this transaction, the CEO of the Company received 12,500,000 shares of common stock and a Director of the Company received 12,500,000 shares of common stock. On August 17, 2022, the Company cancelled 500,000 shares of common stock issued to the CEO. Refer to note 4(b).

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2022, the Company extended and renewed the mineral claim licenses for $11,952 (Cdn$15,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $11,952 (May 31, 2021 - $2,668) due to the uncertainty of establishing proven and probable reserves.

(b) On February 28, 2022, the Company entered into a Property Purchase Agreement with 86835 Newfoundland & Labrador Corp. ("86835"), a non-arm's length party, to acquire a 40% interest in the Frog Property located in Labrador, Canada. On February 28, 2022, the Company agreed to issue 28,500,000 shares of common stock at a fair value of $2,850,000 to complete the acquisition.

On August 9, 2022, the Company amended the Property Purchase Agreement with 86835. Under the terms of the Amended Property Purchase Agreement, the number of shares issued pursuant to the acquisition was reduced from 28,500,000 shares of common stock to 27,500,000 shares of common stock and the number of claims was reduced from 315 claims to 262 claims. As of the filing date of these financial statements, 500,000 shares of common stock have been returned and cancelled pursuant to the Amended Property Purchase Agreement. Refer to note 6(a).

During the year ended May 31, 2022, the Company wrote off mineral property acquisition costs of $2,850,000 due to uncertainty of establishing proven and probable reserves. During the three months ended August 31, 2022, the Company recognized a recovery of $1,450 related to a refund of staking license fees.

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements August 31, 2022
(Expressed in U.S. dollars)

(Unaudited)

6. Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

76,964,373 shares of common stock as at August 31, 2022 (August 31, 2021 - 33,781,327)

On July 27, 2022, the Company completed a 20:1 reverse stock split and the common stock amounts have been retrospectively restated to show the effect of the reverse split.

As of August 31, 2022, the Company has received cash proceeds of $64,791 (Cdn$82,500) for the subscription of 2,050,000 shares of common stock. As of the date of these financial statements, the shares have yet to be issued.

Stock transactions during the three months ended August 31, 2022:

(a) On August 17, 2022, the Company returned and canceled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to note 5(b).

(b) During the three months ended August 31, 2022, the Company received partial proceeds of $15,430 (Cdn$20,000) for the subscription of 1,000,000 flow-through shares of common stock at a price of $0.025 subscriptions per share. As of the date of these financial statements, the shares have yet to be issued.

Stock transactions during the three months ended August 31, 2021:

(c) On July 26, 2021, the Company issued 1,000,000 shares of common stock at a price of Cdn$0.0025 per share pursuant to a private placement for cash proceeds of $40,953 (Cdn$50,000) received during the year ended May 31, 2021.

(d) On July 26, 2021, the Company issued 850,000 shares of common stock at a price of Cdn$0.0025 per share pursuant to a private placement for cash proceeds of $34,342 (Cdn$42,500).

(e) On July 26, 2021, the Company issued 100,000 shares of common stock at a price of $0.001875 per share pursuant to a private placement for cash proceeds of $3,750 received during the year ended May 31, 2021.

(f) On July 26, 2021, the Company issued 50,000 shares of common stock at a price of $0.001875 per share pursuant to a private placement for cash proceeds of $1,875.

At August 31, 2022 and 2021, the Company had no dilutive shares, or common stock equivalents.
7. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company controlled by a consultant of the Company, whereby it has agreed to pay $7,633 (Cdn$10,000) per month to manage the financing and exploration projects of the Company. The consultant has been appointed as CEO and director effective January 24, 2022. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at August 31, 2022, the Company has not issued a bonus. During three months ended August 31, 2022, the Company recorded consulting fees of $23,273 (Cdn$30,000) (August 31, 2021 -$23,763 (Cdn$30,000)). See note 3(c).

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

8. Subsequent Events

(a) On September 13, 2022, the Company received partial proceeds of $11,418 (Cdn$15,000) for the subscription of 1,400,000 flow-through shares at a price of Cdn$0.025 per share. As of the date of these financial statements, the shares have yet to be issued.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation. Not accounting for our working capital deficit of $99,233 as of August 31, 2022, we require additional funds of approximately $110,000 (CDN$152,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2021. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at August 31, 2022, we had cash of $Nil and had a working capital deficiency in the amount of $99,233.  As August 31, 2022, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $110,000 (CDN$152,000) for the next phase of exploration program on the Frog Property.

It is recommended that airborne magnetics and radiometrics surveys be completed over the Property. Rare earth mineralization is generally associated with uranium mineralization and radiometrics should define promising areas for follow-up examination.

The area of the strong magnetic anomaly is completely covered in glacial tills and no outcrop is evident. Prospecting should be completed expanding the 2021 range of coverage focusing on the north and south limits of the large magnetic anomaly at the cliff edges where the steep valley ridges demonstrate spalling of rocks into scree piles. Additional prospecting should be completed following the airborne geophysical surveys as well, focusing on both radiometric and magnetic anomalies.

It is estimated that the next phase of exploration would cost $110,000 (Cdn$152,000), as itemized in Table 4.

Program	Description	Cost
Airborne Geophysics	Property wide	$54,276 (Cdn$75,000)
Prospecting	7 people x 14 days	$17,730 (Cdn$24,500)
Mob/demob	Helicopter/Float Plane	$18,092 (Cdn$25,000)
Analytical	100 samples	$3,618 (Cdn$5,000)
Camp		$6,513 (Cdn$9,000)
Contingencies	~ 10%	$9,770 (Cdn$13,500)
Total		$110,000 (Cdn$152,000)
Table 4: Recommended	Budget – Frog Property

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2023.

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

Results of Operations

Three Months Ended August 31, 2022 and August 31, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2022, which are included herein.

Three-month summary ending August 31, 2022 and August 31, 2021

		Three Months Ended

		August 31, 2022		August 31, 2021
Revenue	$	Nil	$	Nil
Operating Expenses		$(45,872)		$(63,871)
Other income (Expense)		$3,377		$8,876
Net Income (Loss)		$(42,495)		$(54,995)

Expenses

Our operating expenses for the three-month periods ended August 31, 2022 and August 31, 2021 are outlined in the table below:

	Three Months Ended

	August 31, 2022	August 31, 2021
General and administrative	$45,872	$63,871

General and administrative expenses decreased by $17,999 from $63,871 during the three months ended August 31, 2021 to $45,872 during the three months ended August 31, 2022.  This decrease was primarily a result of a decrease in professional fees of $8,906 and a decrease in transfer agent and filing fees of $8,314.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At August 31, 2022	As At May 31, 2022
Current assets	$4,608	$9,349
Current liabilities	(103,841)	(81,517)
Working Capital Deficit	$(99,233)	$(72,168)

Cash Flows

	Three Months Ended

	August 31, 2022	August 31, 2021
Net Cash Used in Operating Activities	$(21,724)	$(45,252)
Net Cash Provided by Financing Activities	15,430	36,217
Net change in cash during period	$(6,294)	$(9,035)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2022, was $21,724 compared to $45,252 during the three months ended August 31, 2021.  The decrease in cash used in operating activities was primarily a result of a decrease in net loss to $42,495 for the three months ended August 31, 2022, offset by a net change in operating assets and liabilities of $20,771, compared to a net loss of $54,995 for the three months ended August 31, 2021, offset by a net change in operating assets and liabilities of $9,743.

Financing Activities

During the three months ended August 31, 2022, we received proceeds of $15,430 from financing activities, which included proceeds of common stock subscribed of $15,430.  In the comparable period, we received $36,217 from financing activities.

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

As of August 31, 2022, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2022, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

Exhibit Number	Description

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference.

3.8	Certificate of Change of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.9	Articles of Merger of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.10	Certificate of Amendment of Wolverine, filed as an Exhibit to our 8-K filed August 9, 2022 and incorporated by reference.

Exhibit Number	Description

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Amended Purchase Agreement between Wolverine and 86835 Newfoundland & Labrador Corp. filed as an Exhibit to our 8-K filed on August 9, 2022 and incorporated by reference.

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

INLINE XBRL

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: October 17, 2022	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 17, 2022	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)