Form 10-Q
period 2022-11-30
Wolverine Resources Corp.
filed 2023-01-20
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________
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
76,464,373 common shares issued and outstanding as of January 20, 2023.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and six month periods ended November 30, 2022 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

November 30, 2022

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)
Balance Sheets
(Expressed in U.S. dollars)

(Unaudited)

	November 30, 2022 $	May 31, 2022 $
	(Unaudited)
ASSETS

Current Assets

Cash	2,369	6,294
Other receivable	2,343	2,659
Prepaid expenses	1,453	396

Total Assets	6,165	9,349

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	56,434	59,028
Accounts payable - related parties (Note 4)	50,418	22,489

Total Liabilities	106,852	81,517

Stockholders' Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value 76,464,373 and 77,464,373 shares issued and outstanding at November 30, 2022 and May 31, 2022, respectively	76,464	77,464
Subscriptions payable	148,933	49,361
Additional paid-in capital	9,963,639	9,962,639
Accumulated deficit	(10,289,723)	(10,161,632)

Total Stockholders' Deficit	(100,687)	(72,168)

Total Liabilities and Stockholders' Deficit	6,165	9,349

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021
	$	$	$	$

Operating Expenses

General and administrative	70,871	84,124	116,743	147,995
Mineral property exploration costs	18,480	7,334	18,480	7,334

Total Operating Expenses	89,351	91,458	135,223	155,329

Net Loss Before Other Expenses	(89,351)	(91,458)	(135,223)	(155,329)

Other Income (Expense)

Foreign exchange gain (loss)	2,855	2,835	4,782	11,711
Recovery of mineral properties	900	-	2,350	-

Net Loss	(85,596)	(88,623)	(128,091)	(143,618)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	81,777,010	33,884,879	80,452,952	34,078,322

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Changes in Stockholders' Deficit

For the six months ended November 30, 2022 and 2021

(Expressed in U.S. dollars)

(Unaudited)

Six Months Ended November 30, 2021

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares*	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2021	31,781,327	31,781	44,703	6,086,847	(6,480,363)	(317,032)

Common stock issued for cash	900,000	900	-	35,317	-	36,217

Common stock issued for subscriptions received	1,100,000	1,100	(44,703)	43,603	-	-

Net loss for the period	-	-	-	-	(54,995)	(54,995)

Balance, August 31, 2021	33,781,327	33,781	-	6,165,767	(6,535,358)	(335,810)

Common stock issued for cash	2,000,000	2,000	-	75,860	-	77,860

Net loss for the period	-	-	-	-	(88,623)	(88,623)

Balance, November 30, 2021	35,781,327	35,781	-	6,241,627	(6,623,981)	(346,573)

Six Months Ended November 30, 2022

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares*	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2022	77,464,373	77,464	49,361	9,962,639	(10,161,632)	(72,168)

Common stock cancelled	(500,000)	(500)	-	500	-	-

Common stock subscribed	-	-	15,430	-	-	15,430

Net income for the period	-	-	-	-	(42,495)	(42,495)

Balance, August 31, 2022	76,964,373	76,964	64,791	9,963,139	(10,204,127)	(99,233)

Common stock cancelled	(500,000)	(500)	-	500	-	-

Common stock subscribed	-	-	84,142	-	-	84,142

Net loss for the period	-	-	-	-	(85,596)	(85,596)

Balance, November 30, 2022	76,464,373	76,464	148,933	9,963,639	(10,289,723)	(100,687)

(*) The Company effected a 20:1 reverse stock split on July 27, 2022. All share and per share amounts have been retrospectively presented to reflect the reverse stock split.

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2022	2021
	$	$

Operating Activities

Net loss	(128,091)	(143,618)

Changes in operating assets and liabilities:

Other receivable	316	4,861
Accounts payable and accrued liabilities	(2,594)	2,657
Accounts payable - related parties	27,929	17,368
Prepaid expenses	(1,057)

Net Cash Used in Operating Activities	(103,497)	(118,732)

Financing Activities

Proceeds from common stock issued and subscribed	99,572	114,077

Net Cash Provided by Financing Activities	99,572	114,077

Change in Cash	(3,925)	(4,655)

Cash, Beginning of Period	6,294	9,111

Cash, End of Period	2,369	4,456

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash Investing and Financing Activities:
Common stock cancelled pursuant to amended property purchase agreement	1,000	-
Common stock issued for prior year subscriptions	-	44,703

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements

November 30, 2022

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At November 30, 2022, the Company has a working capital deficiency of $100,687 and has accumulated losses of $10,289,723 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements

November 30, 2022

(Expressed in U.S. dollars)

(unaudited)

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

(f) Foreign Currency Translation

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

(g) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At November 30, 2022 and May 31, 2022, the Company had no dilutive shares outstanding.

(h) Flow-through shares

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

November 30, 2022

(Expressed in U.S. dollars)

(unaudited)

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

(i) Financial Instruments and Fair Value Measures

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

(j) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2022 and May 31, 2022, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(k) Derecognition of Financial Liabilities

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

4. Related Party Transactions

(a) During the six months ended November 30, 2022, the Company incurred consulting fees of $3,879 (2021 - $7,918) to a company controlled by the Chief Financial Officer ("CFO") of the Company. As at November 30, 2022, the Company owes $15,421 (May 31, 2022 - $9,521) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) During the six months ended November 30, 2022, the Company incurred consulting fees of $15,081 (2021 - $nil) to a Director of the Company.

(c) During the six months ended November 30, 2022, the Company recorded consulting fees of $45,445 (Cdn$60,000) (2021 -$47,169 (Cdn$60,000)) to a company controlled by the Chief Executive Officer ("CEO") and Director of the Company. As at November 30, 2022, the Company owes $30,413 (May 31, 2022 - $10,263) to this company, which is non-interest bearing, unsecured and due on demand (see Note 7(a)). As at November 30, 2022, the Company also owes $3,722 (May 31, 2022 - $2,705) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements

November 30, 2022

(Expressed in U.S. dollars)

(unaudited)

(d) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from 86835 Newfoundland & Labrador Corp., a private company controlled by the CEO and by a Director of the Company. In connection with this transaction, the CEO of the Company received 12,500,000 shares of common stock and a Director of the Company received 12,500,000 shares of common stock. On August 17, 2022, the Company cancelled 500,000 shares of common stock issued to the CEO. On November 30, 2022, the Company cancelled 500,000 shares of common stock issued to a Director of the Company. Refer to note 6(b) and 6(c).

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the six months ended November 30, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the six months ended November 30, 2021, the Company wrote off the mineral property acquisition costs of $7,334 due to the uncertainty of establishing proven and probable reserves. During the six months ended November 30, 2022, the Company incurred mineral property exploration costs of $18,480 (2021 - $0).

(b) On February 28, 2022, the Company entered into a Property Purchase Agreement with 86835 Newfoundland & Labrador Corp. ("86835"), a non-arm's length party, to acquire a 40% interest in the Frog Property located in Labrador, Canada. On February 28, 2022, the Company agreed to issue 28,500,000 shares of common stock at a fair value of $2,850,000 to complete the acquisition.

On August 9, 2022, the Company amended the Property Purchase Agreement with 86835. Under the terms of the Amended Property Purchase Agreement, the number of shares issued pursuant to the acquisition was reduced from 28,500,000 shares of common stock to 27,500,000 shares of common stock and the number of claims was reduced from 315 claims to 262 claims. As of the filing date of these financial statements, 1,000,000 shares of common stock have been returned and cancelled pursuant to the Amended Property Purchase Agreement. Refer to note 6(b) and 6(c).

During the year ended May 31, 2022, the Company wrote off mineral property acquisition costs of $2,850,000 due to uncertainty of establishing proven and probable reserves. During the six months ended November 30, 2022, the Company recognized a recovery of $2,350 related to a refund of staking license fees.

6.    Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

76,464,373 shares of common stock as at November 30, 2022 (November 30, 2021 - 36,781,327)

During the six months ended November 30, 2022, the Company received $88,953 (Cdn$120,000) for the subscription of 4,800,000 "flow-through" shares of common stock at a price of Cdn$0.025 per share $5,619 (Cdn$7,500) for the subscription of 300,000 shares of common stock at Cdn$0.025 per share, and $5,000 (Cdn$6,765) for the subscription of 250,000 shares of common stock at $0.02 per share. As of the date of these financial statements, the shares have yet to be issued.

Stock transactions during the six months ended November 30, 2022:

(a)  On July 27, 2022, the Company completed a 20:1 reverse stock split and the common stock amounts have been retrospectively restated to show the effect of the reverse split.

(b) On August 17, 2022, the Company returned and cancelled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to note 5(b).

(c) On November 30, 2022, the Company returned and cancelled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to note 5(b).

Stock transactions during the six months ended November 30, 2021:

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements

November 30, 2022

(Expressed in U.S. dollars)

(unaudited)

(d) On July 26, 2021, the Company issued 37,000,000 shares of common stock at a price of Cdn$0.0025 per share pursuant to a private placement for cash proceeds of $75,295 (Cdn$92,500), of which $40,953 (Cdn$50,000) was received during the year ended May 31, 2021.

(e) On July 26, 2021, the Company issued 3,000,000 shares of common stock at a price of $0.001875 per share pursuant to a private placement for cash proceeds of $5,625, of which $3,750 was received during the year ended May 31, 2021.

(f) On November 30, 2021, the Company issued 30,000,000 shares of common stock at a price of Cdn$0.0025 per share pursuant to a private placement for cash proceeds of $59,110 (Cdn$75,000).

(g) On November 30, 2021, the Company issued 10,000,000 shares of common stock at a price of $0.001875 per share pursuant to a private placement for cash proceeds of $18,750.

At November 30, 2022 and 2021, the Company had no dilutive shares, or common stock equivalents.

7. Commitments

(a)  On January 31, 2007, the Company entered into a consulting agreement with a company controlled by a significant shareholder of the Company, whereby it has agreed to pay $7,633 (Cdn$10,000) per month to manage the financing and exploration projects of the Company. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at November 30, 2022, the Company has not issued a bonus. During the six months ended November 30, 2022, the Company recorded consulting fees of $45,445 (Cdn$60,000) (2021 -$47,169 (Cdn$60,000)). See Note 4(c).

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

On August 9, 2022, Wolverine entered into an Amended Purchase Agreement with 86835 Newfoundland & Labrador Corp. ("86835") relating to the acquisition of a 40% interest in the Frog Property located in Labrador, Canada. Under the terms of the Amended Purchase Agreement the number of shares issued pursuant to the acquisition was reduced from 28,500,000 common shares to 27,500,000 common shares and the number of claims was reduced from 315 claims to 262 claims

The Property consists of 262 claims comprising an area of 6,550 hectares (16185 acres). The Property is remote, centered on latitude 56.02° N and longitude 62.24° W within NTS map areas 13M16 and 14D01. It is located approximately 70 kilometres west-northwest of Natuashish and 65kilometres southwest of Nain, Labrador, situated 30 kilometres south of the Voysey's Bay nickel, copper, and cobalt deposit operated by Voysey's Bay Nickel Company Ltd., a subsidiary of Vale S.A.

The Company also holds a 90% interest in the Cache River Property located in Labrador, Canada consisting of a total of 53 mineral claims and an area of 1325 hectares (3,274 acres). The Company is not currently conducting any exploration on the Cache River Property.

We have not yet determined whether the Frog Property or the Cache River Property contain mineral reserves that are economically recoverable.

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on base and precious metals. Our current operational focus is to raise sufficient funds to continue exploration activities on our properties in Labrador, Canada, known as the Frog Property and the Cache River Property. We intend to conduct further exploration activities on the properties in 2023. We expect to review other potential exploration projects from time to time as they are presented to us.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation. Not accounting for our working capital deficit of $100,687 as of November 30, 2022, we require additional funds of approximately $114,000 (CDN$152,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2022. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at November 30, 2022, we had cash of $2,369 and had a working capital deficiency in the amount of $100,687.  As November 30, 2022, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $114,000 (CDN$152,000) for the next phase of exploration program on the Frog Property.

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

It is estimated that the next phase of exploration would cost $114,000 (Cdn$152,000), as itemized in Table 4.

Program	Description	Cost
Airborne Geophysics	Property wide	$56,250 (Cdn$75,000)
Prospecting	7 people x 14 days	$18,375 (Cdn$24,500)
Mob/demob	Helicopter/Float Plane	$18,750 (Cdn$25,000)
Analytical	100 samples	$3,750 (Cdn$5,000)
Camp		$6,750 (Cdn$9,000)
Contingencies	~ 10%	$10,125 (Cdn$13,500)
Total		$114,000 (Cdn$152,000)
Table 4: Recommended	Budget - Frog Property

As at November 30, 2022, we have cash of $2,369 and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2023.

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

Results of Operations

Three Months Ended November 30, 2022 and November 30, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2022, which are included herein.

Three-month summary ending November 30, 2022 and November 30, 2021

		Three Months Ended

		November 30, 2022		November 30, 2021
Revenue	$	Nil	$	Nil
Operating Expenses		$(89,351)		$(91,458)
Other income (Expense)		$3,755		$2,835
Net Income (Loss)		$(85,596)		$(88,623)

Expenses

Our operating expenses for the three-month periods ended November 30, 2022 and November 30, 2021 are outlined in the table below:

	Three Months Ended

	November 30, 2022	November 30, 2021
General and administrative	$70,871	$84,124
Mineral property exploration costs	$18,480	$7,334

General and administrative expenses decreased by $13,253 from $84,124 during the three months ended November 30, 2021 to $70,871 during the three months ended November 30, 2022.  This decrease was primarily a result of a decrease in transfer agent and filing fees of $5,928, a decrease in professional fees of $4,121, and a decrease in consulting fees of $3,627, and offset by an increase in other miscellaneous expense of $423.

Mineral property and exploration costs increased by $11,146 from $7,334 during the three months ended November 30, 2021 to $18,480 during the three months ended November 30, 2022. Mineral property exploration costs increased during the quarter since the Company has refocused its efforts back to the exploration of mineral resources in Labrador, Canada.

Six Months Ended November 30, 2022 and November 30, 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2022, which are included herein.

Six-month summary ending November 30, 2022 and November 30, 2021

		Six Months Ended

		November 30, 2022		November 30, 2021
Revenue	$	Nil	$	Nil
Operating Expenses		$(135,223)		$(155,329)
Other income (Expense)		$7,132		$11,711
Net Income (Loss)		$(128,091)		$(143,618)

Expenses

Our operating expenses for the six-month periods ended November 30, 2022 and November 30, 2021 are outlined in the table below:

	Six Months Ended

	November 30, 2022	November 30, 2021
General and administrative	$116,743	$147,995
Mineral property exploration costs	$18,480	$7,334

General and administrative expenses decreased by $31,252 from $147,995 during the six months ended November 30, 2021 to $116,743 during the six months ended November 30, 2022.  This decrease was primarily a result of a decrease in transfer agent and filing fees of $14,242, a decrease in professional fees of $13,027, and a decrease in consulting fees of $4,421, and offset by an increase in other miscellaneous expense of $438.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At November 30, 2022	As At May 31, 2022
Current assets	$6,165	$9,349
Current liabilities	(106,852)	(81,517)
Working Capital Deficit	$(100,687)	$(72,168)

Cash Flows

	Six Months Ended

	November 30, 2022	November 30, 2021
Net Cash Used in Operating Activities	$(103,497)	$(118,732)
Net Cash Provided by Financing Activities	99,572	114,077
Net change in cash during period	$(3,925)	$(4,655)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2022, was $103,497 compared to $118,732 during the six months ended November 30, 2021.  The decrease in cash used in operating activities was primarily a result of a decrease in net loss to $128,091 for the six months ended November 30, 2022 compared to $143,618 for the six months ended November 30, 2021.

Financing Activities

During the six months ended November 30, 2022, we received proceeds of $99,572 from financing activities, which included proceeds of common stock issued and subscribed of $99,572. In the comparable period, we received $114,077 from financing activities.

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

As of November 30, 2022, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2022, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

On November 9, 2022 the Company appointed Slade Dyer to the board of directors and audit committee of Wolverine.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: January 20, 2023	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 20, 2023	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)