Form 10-K/A
period 2022-05-31
Wolverine Resources Corp.
filed 2023-02-03
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Form 10-K/A (the “Form 10-K/A”) for the year ended May 31, 2022, originally filed with the Securities & Exchange Commission on September 14, 2022. This Form 10-K/A has been amended as follows:

  All references have been removed to a NI 43-101Technical Report on the Frog Property.
  Summary property disclosure on the Frog Property has been added pursuant to Item 1303(B) of Regulation S-K.

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

Mineral Properties

Summary

Since we began operations in 2006, the Company has been focused primarily on the exploration for and development of base and precious metal properties located in North America.  The Company has two mineral properties located in Labrador, Canada, the Frog Property and the Cache River Property. Currently only the Frog Property is material to the Company. The Frog Property is at the exploration stage and there are no mineral resources or mineral reserves. Wolverine is the operator of the Frog Property.

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

Figure 2: Frog Property Mineral Licence Map and Topography

At the date of this report the Property is 60% owned by 86835 Newfoundland & Labrador Corp (“86835”) of Natuashish, NL, an Innu owned private corporation and 40% owned by Wolverine. The Property currently consists of 5 contiguous mineral licences composed of 262 claims encompassing 6,550 ha (16,185 acres) (Figure 2). A complete listing of mineral licences comprising the Frog Property follows on Table 1.

Licence	Area (ha)	Area (acres)	# Claims	Issued	Expiry	Mapsheets
031778M	2,875	7,104	115	2020-12-23	2025-12-23	13M16,14D01
031779M	2,500	6,178	100	2020-12-23	2025-12-23	13M16,14D01
034256M	150	371	6	2022-04-13	2027-04-13	13M16
034255M	450	1,112	18	2022-04-13	2027-04-13	14D01
034465M	575	1421	23	2022-05-07	2023-05-07	14D01

Table 1: List of Mineral Licences

Exploration Permits

Exploration at the Frog property has been under Exploration Permit E220041.  This will expire shortly and a new application will need to be completed for 2023 exploration activities.  These will likely include exploration, fuel cache, and water permits. The extreme northern portion of the Property is located within the Labrador Inuit Settlement agreement area.  All exploration in Labrador requires approval from the Innu Nation as part of the permitting process.

Mineralization

To date, no economic mineralization has been discovered on the Property. Several float samples taken on the Property were found to contain weak base metal mineralization up to 889 ppm copper and 171 ppm nickel. A sample, suspected to contain rare earth elements was sent for analyses and results are pending.

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

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: February 2, 2023	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: February 2, 2023	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: February 2, 2023	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: February 2, 2023	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: February 2, 2023	/s/ Slade Dyer
Slade Dyer
Director