Form 10-K/A
period 2022-05-31
Wolverine Resources Corp.
filed 2023-03-13
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 to Form 10-K/A (the “Form 10-K/A”) for the year ended May 31, 2022, originally filed with the Securities & Exchange Commission on September 14, 2022. This Form 10-K/A has been amended as follows:

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

F-2

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

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: March 13, 2023	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: March 13, 2023	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: March 13, 2023	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: March 13, 2023	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 13, 2023	/s/ Luke Rich
Luke Rich
Director

Dated: March 13, 2023	/s/ Slade Dyer
Slade Dyer
Director