Form 10-Q
period 2023-02-28
Wolverine Resources Corp.
filed 2023-04-20
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2023

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ________________________________

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
91,024,373 common shares issued and outstanding as of April 19, 2023.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended February 28, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

February 28, 2023

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Balance Sheets

(Expressed in U.S. dollars)

	February 28, 2023 $	May 31, 2022 $
	(Unaudited)
ASSETS

Current Assets

Cash	40	6,294
Other receivable	4,338	2,659
Prepaid expenses	3,086	396
Total Assets	7,464	9,349

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	74,770	59,028
Accounts payable - related parties (Note 4)	17,514	22,489
Total Liabilities	92,284	81,517

Stockholders' Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value 91,024,373 and 77,464,373 shares issued and outstanding at February 28, 2023 and May 31, 2022, respectively	91,024	77,464
Subscriptions payable	5,740	49,361
Additional paid-in capital	10,328,021	9,962,639
Accumulated deficit	(10,509,605)	(10,161,632)
Total Stockholders' Deficit	(84,820)	(72,168)
Total Liabilities and Stockholders' Deficit	7,464	9,349

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
	$	$	$	$

Operating Expenses

General and administrative	127,813	305,923	244,556	453,918
Mineral property exploration costs	10,949	19,203	29,429	26,537
Impairment of mineral properties	-	2,857,334	-	2,857,334
Total Operating Expenses	138,762	3,182,460	273,985	3,337,789
Net Loss Before Other Expenses	(138,762)	(3,182,460)	(273,985)	(3,337,789)
Other Income (Expense)

Loss on settlement of debt	(80,888)	-	(80,888)	-
Foreign exchange gain (loss)	(232)	(2,631)	4,550	9,080
Recovery of mineral properties	-	-	2,350	-
Write-down of accounts payable	-	271	-	271
Total Other Income (Expense)	(81,120)	(2,360)	(73,988)	9,351
Net Loss	(219,882)	(3,184,820)	(347,973)	(3,328,438)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	81,641,262	35,961,364	78,649,062	34,690,119

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Changes in Stockholders' Deficit

For the nine months ended February 28, 2023 and 2022

(Expressed in U.S. dollars)

(Unaudited)

Nine months Ended February 28, 2022

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares*	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2021	31,781,327	31,781	44,703	6,086,847	(6,480,363)	(317,032)
Common stock issued for cash	900,000	900	-	35,317	-	36,217
Common stock issued for subscriptions received	1,100,000	1,100	(44,703)	43,603	-	-
Net loss for the period	-	-	-	-	(54,995)	(54,995)
Balance, August 31, 2021	33,781,327	33,781	-	6,165,767	(6,535,358)	(335,810)
Common stock issued for cash	2,000,000	2,000	-	75,860	-	77,860
Net loss for the period	-	-	-	-	(88,623)	(88,623)
Balance, November 30, 2021	35,781,327	35,781	-	6,241,627	(6,623,981)	(346,573)
Common stock issued to purchase mineral property	28,500,000	28,500	-	2,821,500	-	2,850,000
Common stock subscribed	-	-	138,055	-	-	138,055
Net loss for the period	-	-	-	-	(3,184,820)	(3,184,820)
Balance, February 28, 2022	64,281,327	64,281	138,055	9,063,127	(9,808,801)	(543,338)

Nine months Ended February 28, 2023

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares*	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2022	77,464,373	77,464	49,361	9,962,639	(10,161,632)	(72,168)
Common stock cancelled	(500,000)	(500)	-	500	-	-
Common stock subscribed	-	-	15,430	-	-	15,430
Net income for the period	-	-	-	-	(42,495)	(42,495)
Balance, August 31, 2022	76,964,373	76,964	64,791	9,963,139	(10,204,127)	(99,233)
Common stock cancelled	(500,000)	(500)	-	500	-	-
Common stock subscribed	-	-	84,142	-	-	84,142
Net loss for the period	-	-	-	-	(85,596)	(85,596)
Balance, November 30, 2022	76,464,373	76,464	148,933	9,963,639	(10,289,723)	(100,687)
Common stock subscribed	-	-	47,979	-	-	47,979
Common stock issued for subscriptions received	8,870,000	8,870	(191,172)	182,302	-	-
Common stock issued for debt	5,690,000	5,690	-	182,080	-	187,770
Net loss for the period	-	-	-	-	(219,882)	(219,882)
Balance, February 28, 2023	91,024,373	91,024	5,740	10,328,021	(10,509,605)	(84,820)

(*) The Company effected a 20:1 reverse stock split on July 27, 2022. All share and per share amounts have been retrospectively presented to reflect the reverse stock split.

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2023	2022
	$	$

Operating Activities

Net loss	(347,973)	(3,328,438)

Loss on settlement of debt	80,888	-
Impairment of mineral properties	-	2,857,334
Write-down of accounts payable	-	(271)

Changes in operating assets and liabilities:

Other receivable	(1,679)	5,834
Accounts payable	65,057	129,560
Accounts payable - related parties	52,592	137,978
Prepaid expenses	(2,690)	(395)
Net Cash Used in Operating Activities	(153,805)	(198,398)
Financing Activities
Proceeds from common stock issued and subscribed	147,551	252,132
Net Cash Provided by Financing Activities	147,551	252,132
Change in Cash	(6,254)	53,734
Cash, Beginning of Period	6,294	9,111
Cash, End of Period	40	62,845

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash Investing and Financing Activities:
Common stock issued to purchase mineral property	-	2,850,000
Common stock issued to settle debt	187,770	-
Common stock cancelled pursuant to amended property purchase agreement	1,000	-
Common stock issued for subscriptions payable	191,172	44,703

(The accompanying notes are an integral part of these condensed financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements

February 28, 2023

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At February 28, 2023, the Company has a working capital deficiency of $84,820 and has accumulated losses of $10,509,605 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements

February 28, 2023

(Expressed in U.S. dollars)

(unaudited)

2. Summary of Significant Accounting Policies

(a) Use of Estimates

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

(b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(c)  Mineral Property Costs

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

(d) Income Taxes

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

(e) Foreign Currency Translation

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

(f) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2023 and May 31, 2022, the Company had no dilutive shares outstanding.

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements

February 28, 2023

(Expressed in U.S. dollars)

(unaudited)

(g)   Flow-through shares

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

(h)    Financial Instruments and Fair Value Measures

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

(i) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2023 and May 31, 2022, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(j) Derecognition of Financial Liabilities

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

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements

February 28, 2023

(Expressed in U.S. dollars)

(unaudited)

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Related Party Transactions

(a) During the nine months ended February 28, 2023, the Company incurred consulting fees of $12,031 (2022 - $11,866) to a company controlled by the Chief Financial Officer ("CFO") of the Company. On January 23, 2023, the Company issued 1,000,000 shares of common stock to settle $18,680 (Cdn$25,000) of amounts payable to the company controlled by the CFO, resulting in a loss on settlement of $14,320 (see note 6(f)). As at February 28, 2022, the Company owes $4,477 (May 31, 2022 - $9,521) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) During the nine months ended February 28, 2023, the Company incurred consulting fees of $19,972 (2022 - $19,502) to a director of the Company.

(c) During the nine months ended February 28, 2023, the Company recorded consulting fees of $67,677 (Cdn$90,000) (2022 - $86,664 (Cdn$110,000)) to a company controlled by the Chief Executive Officer ("CEO") and director of the Company. On January 23, 2023, $38,888 of accounts payable owing to the entity controlled by the CEO was assigned to various third-party assignees. The assignees are business associates of the CEO and are not related parties. The Company issued 2,050,000 shares of common stock to settle the $38,888, resulting in a loss on settlement of $28,762 (see note 6(f)). As at February 28, 2023, the Company owes $7,686 (May 31, 2022 - $10,263) to this company, which is non-interest bearing, unsecured and due on demand (see Note 7(a)). As at February 28, 2023, the Company also owes $5,350 (May 31, 2022 - $2,705) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

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

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $7,334 due to the uncertainty of establishing proven and probable reserves. During the nine months ended February 28, 2023, the Company incurred mineral property exploration costs of $29,429 (2022 - $26,537).

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

During the year ended May 31, 2022, the Company wrote off mineral property acquisition costs of $2,850,000 due to uncertainty of establishing proven and probable reserves. During the nine months ended February 28, 2023, the Company recognized a recovery of $2,350 related to a refund of staking license fees.

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements

February 28, 2023

(Expressed in U.S. dollars)

(unaudited)

6. Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

91,024,373 shares of common stock as at February 28, 2023 (February 28, 2022- 64,281,327).  On July 27, 2022, the Company completed a 20:1 reverse stock split and the common stock amounts have been retrospectively restated to show the effect of the reverse split.

During the nine months ended February 28, 2023, the Company received $111,033 (Cdn$150,000) for the subscription of 6,000,000 "flow-through" shares of common stock at a price of Cdn$0.025 per share, $36,518 (Cdn$35,000) for the subscription of 1,400,000 shares of common stock at Cdn$0.025 per share, and $10,400 for the subscription of 520,000 shares of common stock at $0.02 per share. As of February 28, 2023, 100,000 shares at $0.02 per share and 200,000 shares at Cdn$0.025 per share have yet to be issued, resulting in $5,740 in subscription payable.

Stock transactions during the nine months ended February 28, 2023:

(a) On August 17, 2022, the Company returned and cancelled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to note 5(b).

(b) On November 30, 2022, the Company returned and cancelled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to note 5(b).

(c) On January 27, 2023, the Company issued 1,250,000 shares of common stock at a price of Cdn$0.05 per share pursuant to a private placement for cash proceeds of $49,362 (Cdn$62,500), which was received during the year ended May 31, 2022.

(d) On January 27, 2023, the Company issued 7,200,000 shares of common stock at a price of Cdn$0.025 per share pursuant to a private placement for cash proceeds of $133,410 (Cdn$180,000).

(e) On January 27, 2023, the Company issued 420,000 shares of common stock at a price of $0.02 per share pursuant to a private placement for cash proceeds of $8,400.

(f) On January 27, 2023, the Company issued 5,690,000 shares of common stock with a fair value of $187,770 to settle accounts payable of $107,377 (Cdn$142,984), resulting in a loss on settlement of $80,888.

At February 28, 2023 and 2022, the Company had no dilutive shares, or common stock equivalents.

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Notes to the Financial Statements

February 28, 2023

(Expressed in U.S. dollars)

(unaudited)

7. Commitments

(a) On January 31, 2007, the Company entered into a consulting agreement with a company controlled by a significant shareholder of the Company, whereby it has agreed to pay $7,702 (Cdn$10,000) per month to manage the financing and exploration projects of the Company. The Company is obligated to issue a bonus of 5% of the Company's issued and outstanding common shares as of the date of the payment of the bonus upon and only in the event of the discovery of a major commercially viable mineral resource deposit. As at February 28, 2023, the Company has not issued a bonus. During the nine months ended February 28, 2023, the Company recorded consulting fees of $67,677 (Cdn$90,000) (2022 - $86,664 (Cdn$110,000)). See note 4(c).

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation. Not accounting for our working capital deficit of $63,661 as of February 28, 2023, we require additional funds of approximately $114,000 (CDN$152,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2021. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 28, 2023, we had cash of $40 and had a working capital deficiency in the amount of $63,661. As February 28, 2023, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at February 28, 2023, we did not have cash and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2024.

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

Results of Operations

Three Months Ended February 28, 2023 and February 28, 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2023, which are included herein.

Three-month summary ending February 28, 2023 and February 28, 2022

		Three Months Ended

		February 28, 2023		February 28, 2022
Revenue	$	Nil	$	Nil
Operating Expenses		$(138,762)		$(3,182,460)
Other income (expense)		$(81,120)		$(2,360)
Net Loss		$(219,882)		$(3,184,820)

Expenses

Our operating expenses for the three-month periods ended February 28, 2023 and February 28, 2022 are outlined in the table below:

	Three Months Ended

	February 28, 2023	February 28, 2022
General and administrative	$127,813	$305,923
Mineral property exploration costs	$10,949	$19,203
Impairment of mineral properties	$-	$2,857,334

General and administrative expenses decreased by $178,110 from $305,923 during the three months ended February 28, 2022 to $127,813 during the three months ended February 28, 2023.  This decrease was primarily a result of a decrease in consulting fees of $176,919, a decrease in interest expense of $12,396, a decrease in office expenses of $6,908, a decrease in tax penalties and interest of $2,630, and a decrease in transfer agent and filing fees of $2,472, which was partially offset by an increase in professional fees of $21,452 and an increase in other miscellaneous expense of $1,762.

Mineral property exploration costs decreased by $8,254 from $19,203 during the three months ended February 28, 2022 to $10,949 during the three months ended February 28, 2023. Mineral property exploration costs decreased during the quarter as a result of a decrease in exploration costs incurred during exploration of the Frog Property.

Impairment of mineral properties decreased by $2,857,334 from $2,857,334 during the three months ended February 28, 2022 to $Nil during the three months ended February 28, 2023. The impairment of mineral properties during the three months ended February 28, 2022 was primarily due to the uncertainty of establishing proven and probable outputs from the Frog Property acquisition.

Other expenses increased by $78,760 from $2,360 during the three months ended February 28, 2022 to $81,120 during the three months ended February 28, 2023. The increase was primarily a result of a loss on settlement of debt of $80,888 resulting from the issuance of 5,690,000 shares of common stock with a fair value of $187,770 to settle $106,882 of accounts payable which included $57,567 due to related parties.

Nine Months Ended February 28, 2023 and February 28, 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2023, which are included herein.

Nine-month summary ending February 28, 2023 and February 28, 2022

		Nine Months Ended

		February 28, 2023		February 28, 2022
Revenue	$	Nil	$	Nil
Operating Expenses		$(273,985)		$(3,337,789)
Other income (expense)		$(73,988)		$9,351
Net Loss		$(347,973)		$(3,328,438)

Expenses

Our operating expenses for the nine-month periods ended February 28, 2023 and February 28, 2022 are outlined in the table below:

	Nine Months Ended

	February 28, 2023	February 28, 2022
General and administrative	$244,556	$453,918
Mineral property exploration costs	$29,429	$26,537
Impairment of mineral properties	$-	$2,857,334

General and administrative expenses decreased by $209,362 from $453,918 during the nine months ended February 28, 2022 to $244,556 during the nine months ended February 28, 2023.  This decrease was primarily a result of a decrease in consulting fees of $181,339, a decrease in transfer agent and filing fees of $16,714, a decrease in interest expense of $12,396, a decrease in office expenses of $6,601, an decrease in other miscellaneous expense of $737, and offset by an increase in professional fees of $8,426.

Mineral property and exploration costs increased by $2,892 from $26,537 during the nine months ended February 28, 2022 to $29,429 during the nine months ended February 28, 2023. Mineral property exploration costs increased during the quarter as a result of an increase in exploration costs incurred on the Frog Property.

Impairment of mineral properties decreased by $2,857,334 from $2,857,334 during the nine months ended February 28, 2022 to $Nil during the nine months ended February 28, 2023. The impairment of mineral properties during the three months ended February 28, 2022 was primarily due to the uncertainty of establishing proven and probable outputs from the Frog Property acquisition.

Other income (expenses) decreased by $83,339 from other income of $9,351 during the three months ended February 28, 2022 to other expenses of $73,988 during the three months ended February 28, 2023. The decrease was primarily a result of a loss on settlement of debt of $80,888 resulting from the issuance of 5,690,000 shares of common stock with a fair value of $187,770 to settle $106,882 of accounts payable which included $57,567 due to related parties.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At February 28, 2023	As At May 31, 2022
Current assets	$7,464	$9,349
Current liabilities	(92,284)	(81,517)
Working Capital Deficit	$(84,820)	$(72,168)

Cash Flows

	Nine Months Ended

	February 28, 2023	February 28, 2022
Net Cash Used in Operating Activities	$(153,805)	$(198,398)
Net Cash Provided by Financing Activities	147,551	252,132
Net change in cash during period	$(6,254)	$53,734

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2023, was $153,805 compared to $198,398 during the nine months ended February 28, 2022.  The decrease in cash used in operating activities was primarily a result of a decrease in net loss to $347,972 for the nine months ended February 28, 2023, compared to a net loss of $3,328,438 for the nine months ended February 28, 2022 which includes an impairment of mineral property costs of $2,850,000, as well as a reduction in the change in accounts payable to $65,306 for the nine months ended February 28, 2023 compared to $136,894 for the nine months ended February 28, 2022 and a reduction in the change in accounts payable to related parties to $52,838 compared to $137,978 for the nine months ended February 28, 2022.

Financing Activities

During the nine months ended February 28, 2023, we received proceeds of $147,551 from common stock issued and subscribed.  In the comparable period, we received $252,132 from issuance of common stock.

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

As of February 28, 2023, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2022, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: April 20, 2023	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 20, 2023	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)