Form 10-K
period 2023-05-31
Wolverine Resources Corp.
filed 2023-09-25
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	May 31, 2023

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	[ ] to [ ]

	Commission file number	000-53767

Wolverine Resources Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0569013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#55-11020-Williams Road, Richmond, British Columbia, Canada	V7A 1X8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	778.297.4409

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes ☐ No ☒

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2022 was $1,438,853 based on a market price of $0.031per share. For the purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such a determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

100,974,373 shares of common stock issued & outstanding as of September 22, 2023.

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

On July 19, 2023, Wolverine entered into a Second Amendment of the Purchase Agreement with Rich Resources Inc.("Rich") formerly 86835 Newfoundland & Labrador Corp. relating to the acquisition of a 40% interest in the Frog Property located in Labrador, Canada. Under the terms of the Second Amendment of the Purchase Agreement 24,000,000 common shares of Wolverine were issued to Rich at a deemed price of $0.04 per share and 12,000,000 Wolverine common shares held by each of Bruce Costerd and Luke Rich were cancelled.

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

Our business is conducted by independent contractors all of which are officers and/or directors of the Company. As of May 31, 2023, the company had one full-time consultant, Bruce Costerd, the CEO and a director of the Company. The Company also has two consultants engaged on a non-exclusive, part time basis, Richard Haderer, the CFO and a director of the Company and Luke Rich, a director of the Company. Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We have to date, and plan to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often, unique experience and knowledge that local persons have related to certain properties.

The Company's objective for the next twelve months on the Frog Property is that additional magnetics be completed expanding on the current grid to the north and south of anomalous readings encountered in 2022. This will be completed in fall 2023, at which time prospecting should be completed expanding the 2021 range of coverage focusing on the large magnetic anomaly in the area as it extends beyond the valley bottom to the steep valley ridges where it is more likely to encounter outcroppings.

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

Table 1: List of Mineral Licences

Exploration Permits

Exploration Permit E230188 and E230214 were granted by the Government of Newfoundland and Labrador for exploration on the Frog Property until June 27, 2025. All exploration in Labrador requires approval from the Innu Nation as part of the permitting process.

Mineralization

To date, no economic mineralization has been discovered on the Property. A total of 23 rock (float) samples were collected and sent to Eastern Analytical Ltd. of Springdale, Newfoundland for multi-element analyses including nickel and copper sulphides as well as rare earth element minerals. Although no economic results for precious metals were found from the laboratory analyses, one sample did contain up to 780 ppm Cu. Elevated iron and depleted sulphur suggests iron (+/-) titanium oxides present likely related to the coincident magnetic high.

It was noted that all of the samples analyzed contained high levels of zirconium averaging 562 ppm Zr (2.7 times normal background levels) and the samples were subsequently analyzed for rare earth elements (REE's). Of the 23 samples, 13 were found to contain total rare earth elements (TREE) grading above twice normal background values averaging 475 ppm TREE + Y.

Preliminary petrographic work on one sample suggests the rock is an iron rich olivine ("fayalite") granite demonstrating textures consistent with chemical disequilibrium and possible hydrothermal alteration. Fayalite granites are unusual rocks commonly associated with anorthosite-magnerite-charnokite-granite (AMCG)-type massifs such as the Nain Igneous Complex.

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

In the fall of 2022 an exploration program was completed which consisted of prospecting in an area of strong magnetics delineated by a ground magnetics survey completed earlier in the year.

Recommendations

In the author's opinion, the Frog Property is a property of merit and additional exploration should target both the source of the magnetic anomaly and the areas suspected to contain rare earth mineralization.

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

It is estimated that the next phase of exploration would cost $152,000, as itemized in Table 4.

Program	Description	Cost
Airborne Geophysics	Property wide	$75,000
Prospecting	7 people x 14 days	$24,500
Mob/demob	Helicopter/Float Plane	$25,000
Analytical	100 samples	$5,000
Camp		$9,000
Contingencies	~ 10%	$13,500
Total		$152,000
Table 4: Recommended	Budget - Frog Property

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

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our company holds a significant portion of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains or losses in Canadian dollar terms. If there was to be a significant decline in the United States dollar versus the Canadian Dollar, our USdollar purchasing power in Canadian dollars would also significantly decline. Our company has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

Our auditors have expressed substantial doubt about our company's ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2023, financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue, has a working capital deficiency, and has incurred operating losses since inception. As a result, our company's auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing or generate profitable operations. Such financing may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Stockholders of Our Common Shares

As of the date of this annual report, we have 261 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2023.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 28, 2010 our directors approved the adoption of our 2010 Stock Plan which permits our company to issue up to 257,363 shares of our common stock, and 257,363 options to acquire shares of common stock, to directors, officers, employees and consultants of our company upon the grant of stock or the exercise of stock options granted under the 2010 Plan. As at May 31, 2023, there were none issued.

Transfer Agent

Our common shares are issued in registered form. Empire Stock Transfer, Inc. Telephone: (702) 818-5898; Facsimile: (702) 974-1444 is the registrar and transfer agent for our common shares.

As of September 22, 2023, we have 261 registered stockholders and 100,974,373 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2023.

Recent Sales of Unregistered Securities

On January 27, 2023, we issued 1,250,000 shares of our common stock in a private placement at a purchase price of CDN $0.05 (USD $0.04) raising gross proceeds of CDN $62,500 (USD $49,361). We have issued all of the shares to six (6) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 27, 2023, we issued 7,200,000 shares of our common stock in a private placement at a purchase price of CDN $0.025 (USD $0.02) raising gross proceeds of CDN $180,000 (USD $133,410). We have issued all of the shares to thirteen (13) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 27, 2023, we issued 420,000 shares of our common stock in a private placement at a purchase price of USD $0.02 raising gross proceeds of USD $8,400. We have issued all of securities to two (2) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On January 27, 2023, we issued 450,000 shares of our common stock pursuant to debt settlement agreements with two (2) individuals. The deemed price of the shares issued was USD $0.002 per share. We have issued all of securities to two (2) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On January 27, 2023, we issued 5,240,000 shares of our common stock pursuant to debt settlement agreements with nine (9) individuals. The deemed price of the shares issued was CDN $0.025 (USD $0.02) per share. We have issued all of the shares to nine (9) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer

Wolverine did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2023.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2023, and 2022 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

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

Not accounting for our working capital deficit of $92,143 as of May 31, 2023, we require additional funds of approximately $152,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2023. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had minimal cash and a working capital deficit in the amount of $92,143 as of May 31, 2023, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financing or private placement financing and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $152,000 for the exploration program on the Frog Property.

As at May 31, 2023, we had cash of $208. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We did not purchase any significant equipment over the twelve months ending May 31, 2023.

Results of Operations for the Years Ended May 31, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2023 and 2022.

Our operating results for the years ended May 31, 2023 and 2022 are summarized as follows:

	Year Ended May 31
	2023	2022
Revenue	$-	$-
Operating expenses	$(333,490)	$(3,400,807)
Other income (expenses)	$(76,412)	$(280,462)
Net loss	$(409,902)	$(3,681,269)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2023 and 2022 are outlined in the table below:

	Year Ended May 31
	2023	2022
General and administrative	$303,381	$498,419
Impairment (recovery) of mineral properties	$-	$2,861,952
Mineral exploration costs	$30,109	$40,436

The decrease in general and administrative expenses for the year ended May 31, 2023 of $195,038, compared to the same period in fiscal 2022, was mainly due to:

  a decrease in consulting fees of $142,337, mainly due to a decrease in consulting services during the year;
  a decrease in interest expense of $12,396, due to an adjustment made during the year ended May 31, 2022;
  a decrease in transfer agent and filing fees of $30,424, mainly due to a decrease in share issuances;
  and a decrease in office expenses of $6,430.

Mineral property and exploration costs decreased by $10,327 from $40,436 during the year ended May 31, 2022 to $30,109 during the year ended May 31, 2023. Mineral property exploration costs decreased during the year as a result of a decrease in exploration costs incurred during exploration of the Frog Property and a staking license fees refund of $2,350.

Impairment of mineral properties decreased by $2,861,952 from an impairment of $2,861,952 during the year ended May 31, 2022 to $Nil during the year ended May 31, 2023. Impairment of mineral properties during the year ended May 31, 2022 was primarily due to the uncertainty of establishing proven and probable outputs from the Frog Property acquisition.

Liquidity and Financial Condition

Working Capital

	At May 31, 2023	At May 31, 2022
Current assets	$2,501	$9,349
Current liabilities	94,644	81,517
Working deficit	$(92,143)	$(72,168)

Cash Flows

	Year Ended May 31
	2023	2022
Net Cash Used in Operating Activities	$(216,843)	$(296,976)
Net Cash Used in investing activities	-	(7,334)
Net Cash Provided by Financing Activities	210,757	301,493
Net change in cash during period	$(6,086)	$(2,817)

Operating Activities

Net cash used in operating activities during the year ended May 31, 2023 was $216,843 compared to $296,976 for the year ended May 31, 2022. The decrease in cash used in operating activities was primarily a result of a decrease in net loss to $409,902 for the year ended May 31, 2023, offset by non-cash item including a loss of settlement of debt of $80,888 and a net change in operating assets and liabilities of $112,171, compared to a net loss of $3,681,269 for the year ended May 31, 2022, offset by non-cash items including an impairment of mineral property costs of $2,861,952, a loss of settlement of debt of $395,493, gain on write-down of accounts payable of $100,733 and a net change in operating assets and liabilities of $227,581.

Investing Activities

Net cash provided by investing activities during the year ended May 31, 2023 was $Nil compared to net cash used in investing activities of $7,334 for the year ended May 31, 2022, resulting from a decrease in mineral property claim acquisition costs.

Financing Activities

During the year ended May 31, 2023, we received proceeds of $210,757 from financing activities, which included advances from related parties of $8,600 and proceeds from common stock issued and subscribed of $202,157. During the year ended May 31, 2022, we received proceeds of $301,493 from financing activities from common stock issued and subscribed.

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

Mineral Property Costs

Our company has been in the exploration stage since its inception on February 23, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Our company assesses the carrying costs for impairment under ASC 360, "Property, Plant, and Equipment", at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. No mineral costs were incurred in the current period.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the grant date fair value of the consideration received, or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

May 31, 2023

(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Wolverine Resources Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wolverine Resources Corp. ("the Company") as of May 31, 2023 and 2022, the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended May 31, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company's auditor since 2018.

Draper, UT

September 22, 2023

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Balance Sheets

(Expressed in U.S. dollars)

	May 31, 2023 $	May 31, 2022 $

ASSETS
Current Assets
Cash	208	6,294
Other receivable	1,925	2,659
Prepaid expenses	368	396
Total Assets	2,501	9,349

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	71,031	59,028
Accounts payable - related parties (Note 4)	23,613	22,489
Total Liabilities	94,644	81,517

Commitments and contingencies (Note 8)	-	-
Stockholders' Deficit
Common stock, 250,000,000 shares authorized, $0.001 par value 91,024,373 and 77,464,373 shares issued and outstanding at May 31, 2023 and 2022, respectively	91,024	77,464
Subscriptions payable	60,346	49,361
Additional paid-in capital	10,328,021	9,962,639
Accumulated deficit	(10,571,534)	(10,161,632)
Total Stockholders' Deficit	(92,143)	(72,168)
Total Liabilities and Stockholders' Deficit	2,501	9,349

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Operations

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2023	2022
	$	$

Operating Expenses
General and administrative	303,381	498,419
Impairment of mineral properties	-	2,861,952
Mineral property exploration costs	30,109	40,436
Total Operating Expenses	333,490	3,400,807
Loss From Operations	(333,490)	(3,400,807)
Other Income (Expense)
Foreign exchange gain (loss)	4,476	14,298
Gain on derecognition of accounts payable	-	100,733
Loss on settlement of debt	(80,888)	(395,493)
Total Other Income (Expense)	(76,412)	(280,462)
Net Loss	(409,902)	(3,681,269)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.08)

Weighted Average Common Shares Outstanding, Basic and Diluted	85,181,578	45,355,636

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Stockholders' Deficit

For the Years Ended May 31, 2023 and 2022 (Expressed in U.S. dollars)

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares*	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2021	31,781,373	31,781	44,703	6,086,847	(6,480,363)	(317,032)
Common stock issued for cash and subscriptions payable	7,500,000	7,500	(44,703)	289,335	-	252,132
Common stock issued to settle debt	9,683,000	9,683	-	764,957	-	774,640
Common stock issued to purchase mineral property	28,500,000	28,500	-	2,821,500	-	2,850,000
Common stock subscribed	-	-	49,361	-	-	49,361
Net loss for the year	-	-	-	-	(3,681,269)	(3,681,269)

Balance, May 31, 2022	77,464,373	77,464	49,361	9,962,639	(10,161,632)	(72,168)
Common stock issued for subscriptions payable	1,250,000	1,250	(49,361)	48,111	-	-
Common stock issued for cash	7,620,000	7,620	-	134,191	-	141,811
Common stock issued for debt	5,690,000	5,690	-	182,080	-	187,770
Common stock cancelled	(1,000,000)	(1,000)	-	1,000	-	-
Common stock subscribed	-	-	60,346	-	-	60,346
Net loss for the year	-	-	-	-	(409,902)	(409,902)
Balance, May 31, 2023	91,024,373	91,024	60,346	10,328,021	(10,571,534)	(92,143)

(*) The Company effected a 20:1 reverse stock split on July 27, 2022. All share and per share amounts have been retrospectively presented to reflect the reverse stock split.

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)

Statements of Cash Flows

(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2023	2022
	$	$

Operating Activities
Net loss	(409,902)	(3,681,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on settlement of accounts payable	-	(100,733)
Impairment of mineral properties	-	2,861,952
Loss on settlement of liabilities	80,888	395,493
Changes in operating assets and liabilities:
Other receivable	734	6,654
Prepaid expenses	28	(396)
Accounts payable and accrued liabilities	61,317	88,551
Accounts payable - related parties	50,092	132,772
Net Cash Used in Operating Activities	(216,843)	(296,976)

Investing Activities
Acquisition of mineral properties	-	(7,334)
Net Cash Used in Investing Activities	-	(7,334)

Financing Activities
Advances from related parties	8,600	-
Proceeds from common stock issued and subscribed	202,157	301,493
Net Cash Provided by Financing Activities	210,757	301,493

Change in Cash	(6,086)	(2,817)
Cash, Beginning of Year	6,294	9,111
Cash, End of Year	208	6,294

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-cash Investing and Financing Activities:
Common stock issued to settle accounts payable	187,770	774,640
Common stock issued to purchase mineral property	-	2,850,000
Common stock cancelled pursuant to amended property purchase agreement	1,000	-
Common stock issued for prior year subscriptions	49,361	44,703

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements May 31, 2023
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At May 31, 2023, the Company has a working capital deficiency of $92,143 and has accumulated losses of $10,571,534 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company's fiscal year-end is May 31.

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements May 31, 2023
(Expressed in U.S. dollars)

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was $0 of interest and penalties recognized for the years ended May 31, 2023 and 2022.

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

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements May 31, 2023
(Expressed in U.S. dollars)

(g) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2023 and 2022, the Company had no dilutive shares outstanding.

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

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements May 31, 2023
(Expressed in U.S. dollars)

(j) Stock-based Compensation

The company records stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the grant date fair value of the consideration received, or the fair value of the equity instrument issued, whichever is more reliably measurable.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Related Party Transactions

(a) During the year ended May 31, 2023, the Company incurred consulting fees of $14,975 (2022 - $15,832) to a company controlled by the Chief Financial Officer ("CFO") of the Company. On January 23, 2023, the Company issued 1,000,000 shares of common stock to settle $18,680 (Cdn$ 25,000) of amounts payable to the company controlled by the CFO, resulting in a loss on settlement of $14,320 (see note 6(f)). As at May 31, 2023, the Company owes $1,457 (2022 - $9,521) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) During the year ended May 31, 2023, the Company incurred consulting fees of $26,376 (2022 - $31,301) to a director of the Company.

(c) During the year ended May 31, 2023, the Company recorded consulting fees of $89,759 (Cdn$120,000) (2022 - $110,440 (Cdn$140,000)) to a company controlled by the Chief Executive Officer ("CEO") and director of the Company. On January 23, 2023, $38,888 of accounts payable owing to the entity controlled by the CEO was assigned to various third-party assignees. The assignees are business associates of the CEO and are not related parties. The Company issued 2,050,000 shares of common stock to settle the $38,888, resulting in a loss on settlement of $28,762 (see note 6(f)). As at May 31, 2023, the Company owes $10,851 (2022 - $10,263) to this company, which is non-interest bearing, unsecured and due on demand (see Note 8(a)). As at May 31, 2023, the Company also owes $5,352 (2022 - $2,706) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(d) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from Rich Resources Inc. (formerly 86835 Newfoundland & Labrador Corp.), a private company controlled by the CEO and by a director of the Company. Refer to note 5(b).

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $7,334 due to the uncertainty of establishing proven and probable reserves. During the year ended May 31, 2023, the Company incurred mineral property exploration costs of $30,109 (2022 - $40,436).

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements May 31, 2023
(Expressed in U.S. dollars)

(b) On February 28, 2022, the Company entered into a Property Purchase Agreement with Rich Resources Inc. (formerly 86835 Newfoundland & Labrador Corp.) ("Rich"), a non-arm's length party, to acquire a 40% interest in the Frog Property located in Labrador, Canada. On February 28, 2022, the Company agreed to issue 28,500,000 shares of common stock at a fair value of $2,850,000 to complete the acquisition.

On August 9, 2022, the Company amended the Property Purchase Agreement with Rich. Under the terms of the Amended Property Purchase Agreement, the number of shares issued pursuant to the acquisition was reduced from 28,500,000 shares of common stock to 27,500,000 shares of common stock and the number of claims was reduced from 315 claims to 262 claims. As of the filing date of these financial statements, 1,000,000 shares of common stock have been returned and cancelled pursuant to the Amended Property Purchase Agreement. Refer to note 6(b) and 6(c).

During the year ended May 31, 2022, the Company wrote off mineral property acquisition costs of $2,850,000 due to uncertainty of establishing proven and probable reserves.

6. Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

91,024,373 shares of common stock as at May 31, 2023 (2022- 77,464,373). On July 27, 2022, the Company completed a 20:1 reverse stock split and the common stock amounts have been retrospectively restated to show the effect of the reverse split.

Stock transactions during the year ended May 31, 2023:

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

(c) On January 27, 2023, the Company issued 1,250,000 shares of common stock at a price of Cdn$0.05 per share pursuant to a private placement for cash proceeds of $49,361 (Cdn$62,500), which was received during the year ended May 31, 2022.

(d) On January 27, 2023, the Company issued 7,200,000 shares of common stock at a price of Cdn$0.025 per share pursuant to a private placement for cash proceeds of $133,410 (Cdn$180,000).

(e) On January 27, 2023, the Company issued 420,000 shares of common stock at a price of $0.02 per share pursuant to a private placement for cash proceeds of $8,400.

(f) On January 27, 2023, the Company issued 5,690,000 shares of common stock with a fair value of $187,770 to settle accounts payable of $107,377 (Cdn$142,984), resulting in a loss on settlement of $80,888. This settlement relates to both accounts payable and related parties payable (see notes 4(a) and 4(c)).

(g) During the year ended May 31, 2023, the Company received proceeds of $2,000 for 100,000 shares of common stock at $0.02 per share and proceeds of $58,346 (Cdn$78,750) for 3,150,000 shares of common stock at Cdn$0.025 per share to be issued subsequent to year end.

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements May 31, 2023
(Expressed in U.S. dollars)

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

At May 31, 2023 and 2022, the Company had no dilutive shares, or common stock equivalents.

7. Income Taxes

The Company has net operating losses carried forward of $5,707,300 available to offset taxable income in future years which expires beginning in fiscal 2027. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. The Company is subject to examination by the IRS for tax years 2014 to 2021. The Company is also subject to income tax in Canada.

The Company was subject to United States federal and state income taxes at an approximate rate of 21% for the years ended May 31, 2023 and 2022.

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2023 $	2022 $
Income tax recovery at statutory rate	(86,079)	(773,066)
Temporary differences	6,323	609,502
Valuation allowance change	79,756	163,564
Provision for income taxes	-	-

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.
(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements May 31, 2023
(Expressed in U.S. dollars)

The significant components of deferred income tax assets and liabilities at May 31, 2023 and 2022, are as follows:

	2023 $	2022 $
Mineral property costs	916,355	910,033
Net operating losses carried forward	1,198,533	1,118,776
Gross deferred income tax assets	2,114,888	2,028,809
Valuation allowance	(2,114,888)	(2,028,809)
Net deferred income tax asset	-	-

8. Subsequent Events

(a)  On July 19, 2023, the Company entered into a Second Amendment of the Purchase Agreement with Rich Resources Inc. ("Rich") formerly 86835 Newfoundland & Labrador Corp. relating to the acquisition of a 40% interest in the Frog Property located in Labrador, Canada. Under the terms of the Second Amendment of the Purchase Agreement, 24,000,000 common shares of the Company were issued to Rich and 12,000,000 common shares held by two related parties were cancelled. Refer to notes 4(e) and 5(b).

(b)  On September 6, 2023, the Company issued 100,000 shares of common stock at a price of $0.02 per share to settle subscription payable of $2,000 and 3,150,000 shares of common stock at a price of Cdn$0.025 per share to settle subscription payable of $58,346 (Cdn$78,750) as of May 31, 2023.

(c)  On September 6, 2023, the Company issued 500,000 shares of common stock at a price of $0.02 per share for cash proceeds of $10,000 and 6,060,000 shares of common stock at a price of Cdn$0.025 per share for cash proceeds of $111,768 (Cdn$151,500) pursuant to a private placement.

(d) On September 6, 2023, the Company issued 140,000 shares of common stock with a fair value of $3,180 to settle accounts payable of $2,637 (Cdn$3,500), resulting in a loss on settlement of $543.

(e) On September 21, 2023, the Company received proceeds of $7,423 (Cdn$10,000) for 400,000 shares of common stock at Cdn$0.025 per share.

(The accompanying notes are an integral part of these financial statements.)

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2023. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2023, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2023, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company's internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO was not effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

During the year ended May 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bruce Costerd	Chief Executive Officer and Director	67	January 24, 2022
Richard Haderer	Chief Financial Officer and Director	59	April 13, 2015
Luke Rich	Director	57	June 14, 2010
Slade Dyer	Director	67	November 9, 2022
Don Bowins	Director	71	May 23, 2023

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

Slade Dyer

Slade Dyer has a broad spectrum of experience in land use planning, local government administration and project management, in both the public and private sectors. He spent 6 years in Provincial/Municipal land development approvals and 12 years in local government administration. He then transitioned into the private sector and has been operating a land development consulting business for the last 26 years. Slade has done project management for developments throughout British Columbia, as well as in Washington and California. He has also been qualified a number of times as an expert witness to give evidence in the areas of land use planning and land development before the Courts.

Don Bowins

Don Bowins is Civil Engineer (P. Eng.) registered in BC and has run his own private engineering practice under D. K Bowins & Assoc. Inc. since 1994. Prior to that he worked as an engineer in the public sector from 1975 to 1994. In the public sector his work was centered on design, construction and governance, in both Alberta and British Columbia, with his last job being the Director of Engineering and Public Works for the then District of Abbotsford in B.C.

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

Board of Directors

The Company's Board consists of five directors, Bruce Costerd, Richard Haderer, Luke Rich, Slade Dyer and Don Bowins. Slade Dyer and Don Bowins are the independent directors of the Company. Bruce Costerd is not independent as he is the Chief Executive Officer of the Company. Richard Haderer is not independent as he is the Chief Financial Officer of the Company. Luke Rich is not independent as he is a paid consultant for the Company.

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

Other Board Committees

The members of the audit committee are Slade Dyer, Richard Haderer and Don Bowins. Slade Dyer is the Chairman of the audit committee.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2023, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

(i) Review certification process.

Other

Review any related-party transactions.

Composition of Audit Committee

Member	Independence	Financially literate
Slade Dyer (3)	Independent(1)	Financially literate(2)
Richard Haderer	Not Independent(1)	Financially literate(2)
Don Bowins	Independent(1)	Financially literate(2)

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

(3) Slade Dyer is the Chairman of the audit committee.

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

The determination of the financially literacy of the members of our board of directors is made by the Company and each of the directors in question. The determination that Mr. Haderer is financial literate is based upon his experience and abilities gained as a consultant and regulator of publicly reporting mineral exploration companies. Mr. Dyer and Mr. Bowins is financially based upon his experienced gained in Project Management and Land Development. See "Directors and Executive Officers" for further details.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2023 and 2022; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2023 and 2022, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Bruce Costerd	2023	$89,759	Nil	Nil	Nil	Nil	Nil	Nil	$89,759
Chief Executive Officer and Director	2022	$110,440	Nil	Nil	Nil	Nil	Nil	Nil	$110,440
Richard Haderer	2023	$14,975	Nil	Nil	Nil	Nil	Nil	Nil	$14,975
Former Chief Executive Officer, Chief Financial Officer and Director)	2022	$15,832	Nil	Nil	Nil	Nil	Nil	Nil	$15,832

Stock Options/SAR Grants

N/A.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2023 or May 31, 2022 by any officer or director of our company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 22, 2023, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rich Resources Inc. Natuashish, NL	24,000,000	23.8%
Bruce Costerd Richmond, BC	1,876,998	1.9%
Richard Haderer Calgary, Alberta	4,101,500	4.1%
Luke Rich Natuashish, NL	156,257	0.2%
Slade Dyer Mission, BC	1,315,000	1.3%
Don Bowins Mission, BC	2,130,000	2.1%
Directors and Officers as a Group	33,579,755	33.3%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 22, 2023. As of September 22, 2023, there were 100,974,373 shares of our company's common stock issued and outstanding.

(2) Rich Resources Inc. is a Canadian corporation owned 51% by Luke Rich and 49% by Bruce Costerd.

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

Director Independence

We currently act with five directors, Bruce Costerd, Richard Haderer, Luke Rich, Slade Dyer and Don Bowins. We have determined that Slade Dyer and Don Bowins qualify as an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2023 and 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	2023 ($)	2022 ($)
Audit Fees	$30,000	$27,700
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$30,200	$26,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

Exhibit Number	Description
3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference.

3.8	Certificate of Change of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.9	Articles of Merger of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.10	Certificate of Amendment of Wolverine, filed as an Exhibit to our 8-K filed August 9, 2022 and incorporated by reference.

Exhibit Number	Description

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Second Amendment of the Purchase Agreement between Wolverine and 86835 Newfoundland & Labrador Corp. filed as an Exhibit to our 8-K filed on July 24, 2023 and incorporated by reference

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

INLINE XBRL

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: September 22, 2023	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: September 22, 2023	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: September 22, 2023	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: September 22, 2023	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: September 22, 2023	/s/ Luke Rich
Luke Rich Director

Dated: September 22, 2023	/s/ Slade Dyer Slade Dyer Director

Dated: September 22, 2023	/s/ Don Bowins Don Bowins Director