Form 10-Q
period 2023-08-31
Wolverine Resources Corp.
filed 2023-10-23
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    August 31, 2023

or

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
100,974,373 common shares issued and outstanding as of October 23, 2023.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended August 31, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE RESOURCES CORP.

August 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

WOLVERINE RESOURCES CORP.

Balance Sheets

(Expressed in U.S. dollars)

	August 31, 2023 $	May 31, 2023 $
	(Unaudited)
ASSETS

Current Assets

Cash	5,102	208
Other receivable	4,760	1,925
Prepaid expenses	368	368

Total Assets	10,230	2,501

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	70,121	71,031
Accounts payable - related parties (Note 4)	7,765	23,613

Total Liabilities	77,886	94,644

Stockholders' Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value 91,024,373 shares issued and outstanding at August 31, 2023 and May 31, 2023	91,024	91,024
Subscriptions payable	185,290	60,346
Additional paid-in capital	10,328,021	10,328,021
Accumulated deficit	(10,671,991)	(10,571,534)

Total Stockholders' Deficit	(67,656)	(92,143)

Total Liabilities and Stockholders' Deficit	10,230	2,501

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2023	2022
	$	$

Operating Expenses

General and administrative	93,244	44,422
Mineral property exploration costs	4,847	-

Total Operating Expenses	98,091	44,422

Loss From Operations	(98,091)	(44,422)

Other Income (Expense)

Foreign exchange gain (loss)	(2,366)	1,927

Total Other Income (Expense)	(2,366)	1,927

Net Loss	(100,457)	(42,495)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	97,868,069	77,388,240

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Changes in Stockholders' Deficit

For the three months ended August 31, 2023 and 2022

(Expressed in U.S. dollars)

(Unaudited)

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares*	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$

Balance, May 31, 2022	77,464,373	77,464	49,361	9,962,639	(10,161,632)	(72,168)

Common stock cancelled	(500,000)	(500)	-	500	-	-

Common stock subscribed	-	-	15,430	-	-	15,430

Net loss for the period	-	-	-	-	(42,495)	(42,495)

Balance, August 31, 2022	76,964,373	76,964	64,791	9,963,139	(10,204,127)	(99,233)

Balance, May 31, 2023	91,024,373	91,024	60,346	10,328,021	(10,571,534)	(92,143)

Common stock subscribed	-	-	124,944	-	-	124,944

Net loss for the period	-	-	-	-	(100,457)	(100,457)

Balance, August 31, 2023	91,024,373	91,024	185,290	10,328,021	(10,671,991)	(67,656)

(*) The Company effected a 20:1 reverse stock split on July 27, 2022. All share and per share amounts have been retrospectively presented to reflect the reverse stock split.

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2023	2022
	$	$

Operating Activities

Net loss	(100,457)	(42,495)

Changes in operating assets and liabilities:

Other receivable	(2,835)	(1,567)
Accounts payable and accrued liabilities	(910)	(1,548)
Accounts payable - related parties	(15,848)	23,872
Prepaid expenses	-	14

Net Cash Used in Operating Activities	(120,050)	(21,724)

Financing Activities

Proceeds from common stock issued and subscribed	124,944	15,430

Net Cash Provided by Financing Activities	124,944	15,430

Change in Cash	4,894	(6,294)

Cash, Beginning of Period	208	6,294

Cash, End of Period	5,102	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Investing and Financing Activities:
Common stock cancelled pursuant to amended property purchase agreement	-	500

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP. (Formerly Wolverine Technologies Corp.) Notes to the Financial Statements August 31, 2023 (Expressed in U.S. dollars) (unaudited)

1.    Organization and Basis of Presentation

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

Basis of Presentation

These condensed unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company's fiscal year-end is May 31. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted.

The accompanying condensed unaudited financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2023. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These condensed unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At August 31, 2023, the Company has a working capital deficiency of $67,656 and has accumulated losses of $10,671,991 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These condensed unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements

August 31, 2023

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

(c)   Mineral Property Costs

The company has been in the exploration stage since its inception on February 23, 2006 and has not yet realized any revenues from its planned operations. . It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. Our company assesses the carrying costs for impairment under ASC 360, "Property, Plant, and Equipment", at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(d) Income Taxes

The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements

August 31, 2023

(Expressed in U.S. dollars)

(unaudited)

(f)   Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At August 31, 2023 and May 31, 2023, the Company had no dilutive shares outstanding.

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

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements

August 31, 2023

(Expressed in U.S. dollars)

(unaudited)

(i) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2023 and May 31, 2023, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(j)  Stock-based Compensation

The company records stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" and ASC 505, "Equity Based Payments to Non-Employees", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the grant date fair value of the consideration received, or the fair value of the equity instrument issued, whichever is more reliably measurable.

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Related Party Transactions

(a) During the three months ended August 31, 2023, the Company incurred consulting fees of $13,501 (2022 - $3,879) to a company controlled by the Chief Financial Officer ("CFO") of the Company. As at August 31, 2023, the Company owes $1,548 (May 31, 2023 - $1,457) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) During the three months ended August 31, 2023, the Company incurred consulting fees of $16,126 (2022 - $3,626) to a director of the Company.

(c) During the three months ended August 31, 2023, the Company recorded consulting fees of $23,251 (Cdn$31,000) (2022 - $23,273 (Cdn$30,000)) to a company controlled by the Chief Executive Officer ("CEO") and director of the Company. As at August 31, 2023, the Company is owed $5,125 (May 31, 2023 the Company owed - $10,851) to this company. As at August 31, 2023, the Company also owes $5,366 (May 31, 2023 - $5,352) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(e) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from Rich Resources Inc. (formerly 86835 Newfoundland & Labrador Corp.), a private company controlled by the CEO and by a director of the Company. Refer to note 5(b).

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $7,334 due to the uncertainty of establishing proven and probable reserves. During the three months ended August 31, 2023, the Company incurred mineral property exploration costs of $4,847 (2022 - $nil).

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

On August 9, 2022, the Company amended the Property Purchase Agreement with Rich. Under the terms of the Amended Property Purchase Agreement, the number of shares issued pursuant to the acquisition was reduced from 28,500,000 shares of common stock to 27,500,000 shares of common stock and the number of claims was reduced from 315 claims to 262 claims. As of May 31, 2023, 1,000,000 shares of common stock have been returned and cancelled pursuant to the Amended Property Purchase Agreement.

During the year ended May 31, 2022, the Company expensed mineral property acquisition costs of $2,850,000 due to uncertainty of establishing proven and probable reserves.

WOLVERINE RESOURCES CORP.

(Formerly Wolverine Technologies Corp.)
Notes to the Financial Statements

August 31, 2023

(Expressed in U.S. dollars)

(unaudited)

On July 19, 2023, the Company entered into a Second Amendment of the Purchase Agreement with Rich, relating to the acquisition of a 40% interest in the Frog Property located in Labrador, Canada. Under the terms of the Second Amendment of the Purchase Agreement, 24,000,000 common shares held by two related parties were cancelled and re-issued to Rich. Refer to note 4(e).

6. Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

As at August 31, 2023, there were 91,024,373 shares of common stock issued and outstanding (August 31, 2022– 76,964,373). On July 27, 2022, the Company completed a 20:1 reverse stock split and the common stock amounts have been retrospectively restated to show the effect of the reverse split.

Stock transactions during the three months ended August 31, 2023:

(a) During the three months ended August 31, 2023, the Company received proceeds of $10,000 for 500,000 shares of common stock at $0.02 per share and proceeds of $114,944 (Cdn$151,500) for 6,060,000 shares of common stock at Cdn$0.025 per share to be issued subsequent to the period end.

(a) During the three months ended August 31, 2023, the Company recorded $10,000 in subscriptions payable for 500,000 shares of common stock at $0.02 per share and $114,944 (Cdn$151,500) in subscriptions payable for 6,060,000 shares of common stock at Cdn$0.025 per share which were included in the total subscriptions payable of $185,290 at August 31, 2023 (May 31, 2023 - $60,346). These shares were issued on September 6, 2023.

Stock transactions during the three months ended August 31, 2022:

(b) On August 17, 2022, the Company returned and canceled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to note 5(b).

(c) During the three months ended August 31, 2022, the Company received partial proceeds of $15,430 (Cdn$20,000) for the subscription of 1,000,000 flow-through shares of common stock at a price of $0.025 subscriptions per share.

7. Subsequent Events

(a) On September 6, 2023, the Company issued 9,810,000 shares of common stock to settle subscription payable of $185,290.

(b) On September 6, 2023, the Company issued 140,000 shares of common stock to settle accounts payable of $2,637 (Cdn$3,500). On July 18, 2023 and August 10, 2023, a company controlled by the CEO of the Company assigned its outstanding receivables of $746 (Cdn$1,000) and $1,891 (Cdn$2,500), respectively, owed to it by the Company to two third-party individuals. Following this assignment, the Company entered into a Settlement Agreement with these two third-party individuals and agreed to settle the assigned amount by issuing an aggregate of 140,000 shares of its common stock. Upon settlement the Company recognized a loss on settlement of $543.

(c) Subsequent to August 31, 2023, the Company received proceeds of $33,076 (Cdn$45,000) for 1,800,000 flow-through shares of common stock at Cdn$0.025 per share. As at the date of these financial statements, the shares have yet to be issued.

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

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on base and precious metals. Our current operational focus is to raise sufficient funds to continue exploration activities on our properties in Labrador, Canada, known as the Frog Property and the Cache River Property. We intend to conduct further exploration activities on the properties in 2024. We expect to review other potential exploration projects from time to time as they are presented to us.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation. Not accounting for our working capital deficit of $67,656 as of August 31, 2023, we require additional funds of approximately $114,000 (CDN$152,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2023. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at August 31, 2023, we had cash of $5,102 and had a working capital deficiency in the amount of $67,656. As August 31, 2023, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at August 31, 2023, we did not have cash and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2024.

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

Results of Operations

Three Months Ended August 31, 2023 and August 31, 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2023, which are included herein.

Three-month summary ending August 31, 2023 and August 31, 2022

		Three Months Ended
		August 31, 2023		August 31, 2022
Revenue	$	Nil	$	Nil
Operating Expenses		$(98,091)		$(44,442)
Other income (expense)		$(2,366)		$1,927
Net Loss		$(100,457)		$(42,495)

Expenses

Our operating expenses for the three-month periods ended August 31, 2023 and August 31, 2022 are outlined in the table below:

	Three Months Ended
	August 31, 2023	August 31, 2022
General and administrative	$93,244	$44,422
Mineral property exploration costs	$4,847	$-

General and administrative expenses increased by $48,822 from $44,422 during the three months ended August 31, 2022, to $93,244 during the three months ended August 31, 2023.  This increase was primarily a result of an increase in accounting fees of $19,567 and an increase in consulting fees $33,023 offset by a slight decrease in transfer agent and filing fees of $1,559 and a decrease in legal fees of $4,240.

Mineral property exploration costs increased by $4,487 during the three months ended August 31, 2022 to $4,847 during the three months ended August 31, 2023. Mineral property exploration costs increased as a result of exploration costs incurred during exploration of the Frog Property.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At August 31, 2023	As At May 31, 2023
Current assets	$10,230	$2,501
Current liabilities	(77,886)	(94,644)
Working Capital Deficit	$(67,656)	$(92,143)

Cash Flows

	Three Months Ended
	August 31, 2023	August 31, 2022
Net Cash Used in Operating Activities	$(120,050)	$(21,724)
Net Cash Provided by Financing Activities	124,944	15,430
Net change in cash during period	$4,894	$(6,294)

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2023, was $120,050 compared to $21,724 during the three months ended August 31, 2022. The increase in cash used in operating activities was primarily a result of an increase in net loss to $100,457 during the three months ended August 31, 2023, offset by a net change in operating assets and liabilities of $19,593, compared to a net loss of $42,495 for the three months ended August 31, 2022, offset by a net change in operating assets and liabilities of $20,771.

Financing Activities

During the three months ended August 31, 2023, we received proceeds of $124,944 from common stock issued and subscribed. In the comparable period, we received $15,430 from common stock issued and subscribed.

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

As of August 31, 2023, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2023, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

N/A.

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

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: October 23, 2023	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 23, 2023	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)