Form 10-Q
period 2023-11-30
Wolverine Resources Corp.
filed 2024-01-16
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2023

or

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

100,974,373 common shares issued and outstanding as of January 15, 2024.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and six month periods ended November 30, 2023 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE RESOURCES CORP.
November 30, 2023
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE RESOURCES CORP.

Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2023 $	May 31, 2023 $
	(Unaudited)
ASSETS

Current Assets

Cash	102	208
Other receivable	3,360	1,925
Prepaid expenses	368	368
Total Assets	3,830	2,501

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	69,115	71,031
Accounts payable - related parties (Note 4)	8,816	23,613
Total Liabilities	77,931	94,644

Stockholders' Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value; 100,974,373 shares issued and outstanding at November 30, 2023 and May 31, 2023	100,974	91,024
Subscriptions payable	69,416	60,346
Additional paid-in capital	10,506,541	10,328,021
Accumulated deficit	(10,751,032)	(10,571,534)
Total Stockholders' Deficit	(74,101)	(92,143)
Total Liabilities and Stockholders' Deficit	3,830	2,501
(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2023	2022	2023	2022
	$	$	$	$

Operating Expenses

General and administrative	76,372	70,871	169,616	116,743
Mineral property exploration costs	2,252	18,480	7,099	18,480

Total Operating Expenses	78,624	89,351	176,715	135,223

Net Loss From Operations	(78,624)	(89,351)	(176,715)	(135,223)

Other Income (Expense)

Loss on settlement of debt	(543)	-	(543)	-
Foreign exchange gain (loss)	126	2,855	(2,240)	4,782
Recovery of mineral properties	-	900	-	2,350
Total Other Income (Expense)	(417)	3,755	(2,783)	7,132
Net Loss	(79,041)	(85,596)	(179,498)	(128,091)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	102,622,725	81,777,010	100,411,859	80,452,952

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.
Statements of Changes in Stockholders' Deficit
For the six months ended November 30, 2023 and 2022 (Expressed in U.S. dollars)
(Unaudited)

Six Months Ended November 30, 2022

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares*	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2022	77,464,373	77,464	49,361	9,962,639	(10,161,632)	(72,168)
Common stock cancelled	(500,000)	(500)	-	500	-	-
Common stock subscribed	-	-	15,430	-	-	15,430
Net income for the period	-	-	-	-	(42,495)	(42,495)
Balance, August 31, 2022	76,964,373	76,964	64,791	9,963,139	(10,204,127)	(99,233)
Common stock cancelled	(500,000)	(500)	-	500	-	-
Common stock subscribed	-	-	84,142	-	-	84,142
Net loss for the period	-	-	-	-	(85,596)	(85,596)
Balance, November 30, 2022	76,464,373	76,464	148,933	9,963,639	(10,289,723)	(100,687)

Six Months Ended November 30, 2023

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares*	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2023	91,024,373	91,024	60,346	10,328,021	(10,571,534)	(92,143)
Common stock subscribed	-	-	124,944	-	-	124,944
Net income for the period	-	-	-	-	(100,457)	(100,457)
Balance, August 31, 2023	91,024,373	91,024	185,290	10,328,021	(10,671,991)	(67,656)
Common stock subscribed	-	-	69,416	-	-	69,416
Common stock issued	9,810,000	9,810	(185,290)	175,480	-	-
Common stock issued for debt	140,000	140	-	3,040	-	3,180
Net loss for the period	-	-	-	-	(79,041)	(79,041)
Balance, November 30, 2023	100,974,373	100,974	69,416	10,506,541	(10,751,032)	(74,101)

(*) The Company effected a 20:1 reverse stock split on July 27, 2022. All share and per share amounts have been retrospectively presented to reflect the reverse stock split.

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2023	2022
	$	$

Operating Activities

Net loss	(179,498)	(128,091)

Loss on settlement of debt	543	-

Changes in operating assets and liabilities:

Other receivable	(1,435)	316
Accounts payable and accrued liabilities	(1,916)	(2,594)
Accounts payable - related parties	(12,160)	27,929
Prepaid expenses	-	(1,057)
Net Cash Used in Operating Activities	(194,466)	(103,497)

Financing Activities

Proceeds from common stock issued and subscribed	194,360	99,572

Net Cash Provided by Financing Activities	194,360	99,572

Change in Cash	(106)	(3,925)

Cash, Beginning of Period	208	6,294

Cash, End of Period	102	2,369

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Investing and Financing Activities:
Common stock issued to settle debt	3,180	-
Common stock issued for subscriptions payable	185,290	-
Common stock cancelled pursuant to amended property purchase agreement	-	1,000
(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP. Notes to the Financial Statements November 30, 2023 (Expressed in U.S. dollars) (Unaudited)

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

Basis of Presentation

These condensed unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company's fiscal year- end is May 31. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted.

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

Going Concern

These condensed unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At November 30, 2023, the Company has a working capital deficiency of $74,101 and has accumulated losses of $10,751,032 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern for a period of one year from the issuance of these financial statements. These condensed unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

November 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

2. Summary of Significant Accounting Policies

a) Use of Estimates

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

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c) Mineral Property Costs

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

d) Income Taxes

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

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

November 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

f) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At November 30, 2023 and 2022, the Company had no dilutive shares outstanding.

g) Flow-through shares

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

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

November 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

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

i) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2023 and May 31, 2023, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j) Stock-based compensation

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

4. Related Party Transactions

(a) During the six months ended November 30, 2023, the Company incurred consulting fees of $20,091 (Cdn$27,000) (2022 - $3,879 (Cdn$5,000)) to a company controlled by the Chief Financial Officer ("CFO") of the Company. As at November 30, 2023, the Company owes $2,317 (May 31, 2023 - $1,457) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) During the six months ended November 30, 2023, the Company incurred consulting fees of $16,126 (2022 - $15,081) to a Director of the Company.

(c) During the six months ended November 30, 2023, the Company recorded consulting fees of $56,201 (Cdn$76,000) (2022 -$45,445 (Cdn$60,000)) to a company controlled by the Chief Executive Officer ("CEO") and Director of the Company. On July 18, 2023 and August 10, 2023, $746 (Cdn$1,000) and $1,891 (Cdn$2,500) of accounts payable owing to the entity controlled by the CEO was assigned to two third-party individuals. The Company issued an aggregate of 140,000 shares of its common stock to settle the payable, resulting in a loss on settlement of $543. Refer to Note 6(c). As at November 30, 2023, the Company is owed $4,821 (May 31, 2023 the Company owed - $10,851) to this company. As at November 30, 2023, the Company also owes $5,357 (May 31, 2023 - $5,352) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(d) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from Rich Resources Inc. (formerly 86835 Newfoundland & Labrador Corp.), a private company controlled by the CEO and by a director of the Company. Refer to note 5(b). As at November 30, 2023, the Company owes $5,963 (Cdn$8,100) (May 31, 2023 - $5,953 (Cdn$8,100)) to a private company controlled by the CEO and by a director, which is non-interest bearing, unsecured and due on demand.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

November 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $7,334 due to the uncertainty of establishing proven and probable reserves. During the six months ended November 30, 2023, the Company incurred mineral property exploration costs of $7,067 (2022 - $18,480).

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

On July 19, 2023, the Company entered into a Second Amendment of the Purchase Agreement with Rich, relating to the acquisition of a 40% interest in the Frog Property located in Labrador, Canada. Under the terms of the Second Amendment of the Purchase Agreement, 24,000,000 common shares held by two related parties were cancelled and re-issued to Rich. Refer to note 4(d).

6. Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

As at November 30, 2023, there were 100,974,373 shares of common stock issued and outstanding (November 30, 2022 - 76,464,373). On July 27, 2022, the Company completed a 20:1 reverse stock split and the common stock amounts have been retrospectively restated to show the effect of the reverse split.

Stock transactions during the six months ended November 30, 2023:

(a) During the six months ended November 30, 2023, the Company recorded $69,416 (Cdn$95,000) in subscriptions payable for 3,800,000 shares of common stock at Cdn$0.025 per share. As at the date of these financial statements, the subscriptions payable have yet to be issued.

(b) On September 6, 2023, the Company issued 9,810,000 shares of common stock to settle subscription payable of $185,290.

(c) On September 6, 2023, the Company issued 140,000 shares of common stock to settle related parties payable of $2,637 (Cdn$3,500). On July 18, 2023 and August 10, 2023, a company controlled by the CEO of the Company assigned its outstanding receivables of $746 (Cdn$1,000) and $1,891 (Cdn$2,500), respectively, owed to it by the Company to two third-party individuals. Following this assignment, the Company entered into a Settlement Agreement with these two third-party individuals and agreed to settle the assigned amount by issuing an aggregate of 140,000 shares of its common stock. Upon settlement the Company recognized a loss on settlement of $543.

Stock transactions during the six months ended November 30, 2022:

(a) On August 17, 2022, the Company returned and cancelled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to note 5(b).

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

November 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

(b) On November 30, 2022, the Company returned and cancelled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to note 5(b).

At November 30, 2023 and 2022, the Company had no dilutive shares, or common stock equivalents.

7.Subsequent Events

(a) Subsequent to November 30, 2023, the Company received proceeds of $54,401 (Cdn$72,500) for 2,900,000 flow- through shares of common stock at Cdn$0.025 per share. As at the date of these financial statements, the shares have yet to be issued.

(b) Subsequent to November 30, 2023, the Company entered into a debt settlement agreement with a third-party individual to settle accounts payable of Cdn$2,500 with 100,000 common shares at issuance price of Cdn$0.025 per share. As at the date of these financial statements, the shares have yet to be issued.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation. Not accounting for our working capital deficit of $74,101 as of November 30, 2023, we require additional funds of approximately $114,000 (CDN$152,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2023. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at November 30, 2023, we had cash of $102 and had a working capital deficiency in the amount of $74,101. As November 30, 2023, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

It is estimated that the next phase of exploration would cost $114,000 (Cdn$152,000), as itemized in Table 4.

Program	Description	Cost
Airborne Geophysics	Property wide	$ 56,250 (Cdn$75,000)
Prospecting	7 people x 14 days	$ 18,375 (Cdn$24,500)
Mob/demob	Helicopter/Float Plane	$ 18,750 (Cdn$25,000)
Analytical	100 samples	$ 3,750 (Cdn$5,000)
Camp		$ 6,750 (Cdn$9,000)
Contingencies	~ 10%	$ 10,125 (Cdn$13,500)
Total		$ 114,000 (Cdn$152,000)
Table 4: Recommended	Budget - Frog Property

As at November 30, 2023, we did not have cash and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2024.

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

Results of Operations

Three Months Ended November 30, 2023 and November 30, 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2023, which are included herein.

Three-month summary ending November 30, 2023 and November 30, 2022

		Three Months Ended
		November 30, 2023		November 30, 2022
Revenue	$	Nil	$	Nil
Operating Expenses		$(78,624)		$(89,351)
Other income (expense)		$(417)		$3,755
Net Loss		$(79,041)		$(85,596)

Expenses

Our operating expenses for the three-month periods ended November 30, 2023 and November 30, 2022 are outlined in the table below:

	Three Months Ended

	November 30, 2023	November 30, 2022
General and administrative	$76,372	$70,871
Mineral property exploration costs	$2,252	$18,480

General and administrative expenses increased by $5,501 from $70,871 during the three months ended November 30, 2022, to $76,372 during the three months ended November 30, 2023. This increase was primarily a result of an increase in consulting fees of $10,860 and legal fees of $2,152 offset by a decrease in accounting fees of $6,590, transfer agent and filing fees of $498 and other miscellaneous costs of $423.

Mineral property exploration costs decreased by $16,228 during the three months ended November 30, 2022 to $2,252 during the three months ended November 30, 2023. Mineral property exploration costs decreased as a result of a decrease in exploration costs incurred during exploration of the Frog Property.

Six Months Ended November 30, 2023 and November 30, 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2023, which are included herein.

Six-month summary ending November 30, 2023 and November 30, 2022

		Six Months Ended

		November 30, 2023		November 30, 2022
Revenue	$	Nil	$	Nil
Operating Expenses		$(176,715)		$(135,223)
Other income (expense)		$(2,783)		$7,132
Net Loss		$(179,498)		$(128,091)

Expenses

Our operating expenses for the Six-month periods ended November 30, 2023 and November 30, 2022 are outlined in the table below:

	Six Months Ended

	November 30, 2023	November 30, 2022
General and administrative	$169,616	$116,743
Mineral property exploration costs	$7,099	$18,480

General and administrative expenses increased by $52,873 from $116,743 during the six months ended November 30, 2022, to $169,616 during the six months ended November 30, 2023. This increase was primarily a result of  an increase in consulting fees of $43,883 and accounting fees of $12,976 offset by a decrease in transfer agent and filing fees of $2,057 and legal fees of $1,957.

Mineral property exploration costs decreased by $11,381 during the six months ended November 30, 2022 to $7,099 during the six months ended November 30, 2023. Mineral property exploration costs decreased as a result of a decrease in exploration costs incurred during exploration of the Frog Property.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At November 30, 2023	As At May 31, 2023
Current assets	$3,830	$2,501
Current liabilities	(77,931)	(94,644)
Working Capital Deficit	$(74,101)	$(92,143)

Cash Flows

	Six Months Ended
	November 30, 2023	November 30, 2022
Net Cash Used in Operating Activities	$(194,466)	$(103,497)
Net Cash Provided by Financing Activities	194,360	99,572
Net change in cash during period	$(106)	$(3,925)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2023, was $194,466 compared to

$103,497 during the six months ended November 30, 2022. The increase in cash used in operating activities was primarily a result of an increase in net loss from $128,091 during the six months ended November 30, 2022, to $179,498 during the six months ended November 30, 2023, and the net change in operating assets and liabilities from $24,594 provided by operating assets and liabilities during the six months ended November 30, 2022, to $15,511 used for operating assets and liabilities during the six months ended November 30, 2023.

Financing Activities

During the six months ended November 30, 2023, we received proceeds of $194,360 from common stock issued and subscribed. In the comparable period, we received $Nil from common stock issued and subscribed.

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

As of November 30, 2023, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2023, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On September 6, 2023, we issued 9,210,000 shares of our common stock in a private placement at a purchase price of CDN $0.025 (USD $0.018) raising gross proceeds of CDN $230,250 (USD $165,780). We have issued all of the shares to twenty-one (21) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On September 6, 2023, we issued 600,000 shares of our common stock in a private placement at a purchase price of USD $0.02 raising gross proceeds of USD $12,000. We have issued all of securities to two (2) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On September 6, 2023, we issued 140,000 shares of our common stock pursuant to debt settlement agreements with two (2) individuals. The deemed price of the shares issued was CDN $0.025 (USD $0.018) per share. We have issued all of the shares to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

N/A.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

Exhibit Number	Description

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference.

3.8	Certificate of Change of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.9	Articles of Merger of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.10	Certificate of Amendment of Wolverine, filed as an Exhibit to our 8-K filed August 9, 2022 and incorporated by reference.

Exhibit Number	Description

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Second Amendment of the Purchase Agreement between Wolverine and 86835 Newfoundland & Labrador Corp. filed as an Exhibit to our 8-K filed on July 24, 2023 and incorporated by reference

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 Certifications under Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 Certifications under Sarbanes- Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes- Oxley Act of 2002

INLINE XBRL

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: January 15, 2024	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 15, 2024	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)