Form 10-K/A
period 2023-05-31
Wolverine Resources Corp.
filed 2024-01-19
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Form 10-K/A (the “Form 10-K/A”) for the year ended May 31, 2023, originally filed with the Securities & Exchange Commission on September 25, 2023. This Form 10-K/A has been amended as follows:

  A property map has been added for the Cache River Property pursuant to Item 1303(b)(1) of Regulation S-K.
  Summary property disclosure on the Cache River Property has been added pursuant to Item 1303(b)(2) of Regulation S-K.
  Internal controls disclosure has been added for the Frog Property and Cache River Property pursuant to Item 1305 of Regulation S-K.

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

Mineral Properties

Summary

Since we began operations in 2006, the Company has been focused primarily on the exploration for and development of base and precious metal properties located in North America.  The Company has two mineral properties located in Labrador, Canada, the Frog Property and the Cache River Property. Currently only the Frog Property is material to the Company. The Frog Property and the Cache River Property is at the exploration stage and there are no mineral resources or mineral reserves. Wolverine is the operator of the Frog Property and the Cache River Property.

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

Licence	Area (ha)	Area(acres)	# Claims	Issued	Expiry	Mapsheets
031778M	2,875	7,104	115	2020-12-23	2025-12-23	13M16,14D01
031779M	2,500	6,178	100	2020-12-23	2025-12-23	13M16,14D01
034256M	150	371	6	2022-04-13	2027-04-13	13M16
034255M	450	1,112	18	2022-04-13	2027-04-13	14D01
034465M	575	1421	23	2022-05-07	2023-05-07	14D01

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

Internal Controls Disclosure

The Company has only conducted preliminary exploration work on the Frog Property. The Company will establish internal control procedures once active exploration activities on the Frog Property commence.

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

Cache River Property –Labrador, Canada

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

Summary of the Claims

Number	# of Claims	NTS	Area	Good to Date
			(hectares)
013472M	6	13F/04	150	05-17-2027
031643M	29	13F/04	725	12-13-2025
031889M	18	13F/04	450	01-20-2026

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

Exploration Permits

Exploration Permit E220178 was granted by the Government of Newfoundland and Labrador for exploration on the Cache River Property until November 17, 2023. The Company will be applying for a new permit for the 2024 exploration All exploration in Labrador requires approval from the Innu Nation as part of the permitting process.

Mineralization

Mineral occurrences discovered to date on the Cache River property consists of disseminated copper +/- gold mineralization occurring within Grenvillian gneisses exposed along a 20-30 kilometer section the Trans Labrador Highway in south central Labrador.  Mineralization observed consists largely of disseminated and stringer chalcopyrite, pyrite and pyrrhotite hosted within medium to dark grey, strongly foliated metasedimentary gneisses.  Some mineralization appears to be associated with strongly deformed mafic intrusive or extrusive rocks.  Prospecting results include a high of 6.4% copper and 108 ppb gold from a grab sample.  Best results from diamond drilling in 2010 include 21 meters grading 0.04% copper.  The highest grade intersection was from CR1-05-11 which returned 0.49% copper and 427 ppb gold over 0.50 m. While work to date has failed to outline a significant deposit, the fact remains that outside of the immediate area of the roadside exposures, very little has been done, and the area in general remains largely unexplored.  Mineral exploration in the region surrounding the Cache River property is limited to potentially significant Rare Earth Element (REE) mineralization discovered in 2006 at Pope’s Hill, 30 kilometers east of the Cache River property; and by iron bearing river sands in the Lower Churchill River Valley.  These items, and others, will be discussed under Adjacent Properties Section.

Internal Controls Disclosure

The Company has not conducted any exploration on the Cache River Property since 2012 The Company will establish internal control procedures once active exploration activities resume on the Cache River Property are underway.

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

As of September 22, 2023, we have 275 registered stockholders and 100,974,373 shares of common stock outstanding.

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

	Year Ended May 31
	2023 ($)	2022 ($)
Audit Fees	$30,000	$27,700
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$30,000	$27,700

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

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: January 18, 2024	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: January 18, 2024	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: January 18, 2024	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: January 18, 2024	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: January 18, 2024	/s/ Luke Rich
Luke Rich Director

Dated: January 18, 2024	/s/ Slade Dyer Slade Dyer Director

Dated: January 18, 2024	/s/ Don Bowins Don Bowins Director