Form 10-Q
period 2024-02-29
Wolverine Resources Corp.
filed 2024-04-16
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 29, 2024

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to_______________________________________________

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
100,974,373 common shares issued and outstanding as of April 15, 2024.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended February 29, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE RESOURCES CORP.

February 29, 2024
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE RESOURCES CORP.

Balance Sheets
(Expressed in U.S. dollars)

	February 29, 2024 $	May 31, 2023 $
	(Unaudited)
ASSETS

Current Assets

Cash	4,836	208
Other receivable	2,941	1,925
Prepaids and deposits	368	368
Total Current Assets	8,145	2,501

Long-term Assets
Mineral license security deposit	14,300	-
Total Assets	22,445	2,501

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	71,981	71,031
Accounts payable - related parties (Note 4)	9,592	23,613
Total Liabilities	81,573	94,644

Stockholders' Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value; 100,974,373 shares issued and outstanding at February 29, 2024 and May 31, 2023	100,974	91,024
Shares Issuable (Note 6)	189,806	60,346
Additional paid-in capital	10,506,541	10,328,021
Accumulated deficit	(10,856,449)	(10,571,534)
Total Stockholders' Deficit	(59,128)	(92,143)
Total Liabilities and Stockholders' Deficit	22,445	2,501

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
	$	$	$	$

Operating Expenses

General and administrative	92,719	127,813	262,335	244,556
Mineral property exploration costs	15,685	10,949	22,784	29,429

Total Operating Expenses	108,404	138,762	285,119	273,985

Net Loss Before Other Expenses	(108,404)	(138,762)	(285,119)	(273,985)

Other Income (Expense)

Loss on settlement of debt	(1,161)	(80,888)	(1,704)	(80,888)
Foreign exchange (loss) gain	4,148	(232)	1,908	4,550
Recovery of mineral properties	-	-	-	2,350
Total Other Income (Expense)	2,987	(81,120)	204	(73,988)
Net Loss	(105,417)	(219,882)	(284,915)	(347,973)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	105,717,867	81,641,262	102,750,061	78,649,062

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Changes in Stockholders' Deficit
For the nine months ended February 29, 2024 and February 28, 2023
(Expressed in U.S. dollars)
(Unaudited)

Nine months Ended February 28, 2023

				Additional
	Common Stock		Shares	Paid-in	Accumulated
	Shares*	Amount	Issuable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2022	77,464,373	77,464	49,361	9,962,639	(10,161,632)	(72,168)
Common stock cancelled	(500,000)	(500)	-	500	-	-
Common stock subscribed	-	-	15,430	-	-	15,430
Net income for the period	-	-	-	-	(42,495)	(42,495)
Balance, August 31, 2022	76,964,373	76,964	64,791	9,963,139	(10,204,127)	(99,233)
Common stock cancelled	(500,000)	(500)	-	500	-	-
Common stock subscribed	-	-	84,142	-	-	84,142
Net loss for the period	-	-	-	-	(85,596)	(85,596)
Balance, November 30, 2022	76,464,373	76,464	148,933	9,963,639	(10,289,723)	(100,687)
Common stock subscribed	-	-	47,979	-	-	47,979
Common stock issued for subscriptions received	8,870,000	8,870	(191,172)	182,302	-	-
Common stock issued for debt	5,690,000	5,690	-	182,080	-	187,770
Net loss for the period	-	-	-	-	(219,882)	(219,882)
Balance, February 28, 2023	91,024,373	91,024	5,740	10,328,021	(10,509,605)	(84,820)

Nine Months Ended February 29, 2024

				Additional
	Common Stock		Shares	Paid-in	Accumulated
	Shares*	Amount	Issuable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2023	91,024,373	91,024	60,346	10,328,021	(10,571,534)	(92,143)
Common stock subscribed	-	-	124,944	-	-	124,944
Net income for the period	-	-	-	-	(100,457)	(100,457)
Balance, August 31, 2023	91,024,373	91,024	185,290	10,328,021	(10,671,991)	(67,656)
Common stock subscribed	-	-	69,416	-	-	69,416
Common stock issued	9,810,000	9,810	(185,290)	175,480	-	-
Common stock issued for debt	140,000	140	-	3,040	-	3,180
Net loss for the period	-	-	-	-	(79,041)	(79,041)
Balance, November 30, 2023	100,974,373	100,974	69,416	10,506,541	(10,751,032)	(74,101)
Common stock subscribed	-	-	117,390	-	-	117,390
Common stock issuable for debt	-	-	3,000	-	-	3,000
Net loss for the period	-	-	-	-	(105,417)	(105,417)
Balance, February 29, 2024	100,974,373	100,974	189,806	10,506,541	(10,856,449)	(59,128)

(*) The Company effected a 20:1 reverse stock split on July 27, 2022. All share and per share amounts have been retrospectively presented to reflect the reverse stock split.

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 29,	February 28,
	2024	2023
	$	$

Operating Activities

Net loss	(284,915)	(347,973)

Loss on settlement of debt	1,704	80,888

Changes in operating assets and liabilities:

Other receivable	(1,016)	(1,679)
Accounts payable and accrued liabilities	2,789	65,057
Accounts payable - related parties	(11,384)	52,592
Prepaids and deposits	(14,300)	(2,690)
Net Cash Used in Operating Activities	(307,122)	(153,805)

Financing Activities

Proceeds from common stock issued and subscribed	311,750	147,551

Net Cash Provided by Financing Activities	311,750	147,551

Change in Cash	4,628	(6,254)

Cash, Beginning of Period	208	6,294

Cash, End of Period	4,836	40

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Investing and Financing Activities:
Common stock issued and issuable to settle debt	6,180	187,770
Common stock issued for shares issuable	185,290	191,172
Common stock cancelled pursuant to amended property purchase agreement	-	1,000

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP. Notes to the Financial Statements February 29, 2024 (Expressed in U.S. dollars) (Unaudited)

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

Going Concern

These condensed unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At February 29, 2024, the Company has a working capital deficiency of $73,428 and has accumulated losses of $10,856,449 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

February 29, 2024

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

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

February 29, 2024

(Expressed in U.S. dollars)

(Unaudited)

f) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 29, 2024 and May 31, 2023, the Company had no dilutive shares outstanding.

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

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

February 29, 2024

(Expressed in U.S. dollars)

(Unaudited)

i) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2024 and May 31, 2023, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

4. Related Party Transactions

(a) During the nine months ended February 29, 2024, the Company incurred consulting fees of $29,016 (Cdn$39,000) (February 28, 2023 - $12,031 (Cdn$16,000)) to a company controlled by the Chief Financial Officer ("CFO") of the Company. As at February 29, 2024, the Company owes $3,117 (May 31, 2023 - $1,457) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) During the nine months ended February 29, 2024, the Company incurred consulting fees of $17,985 (February 28, 2023 - $19,972) to a Director of the Company.

(c) During the nine months ended February 29, 2024, the Company recorded consulting fees of $89,672 (Cdn$121,000) (February 28, 2023 -$67,677 (Cdn$90,000)) to a company controlled by the Chief Executive Officer ("CEO") and Director of the Company. On July 18, 2023 and August 10, 2023, $746 (Cdn$1,000) and $1,891 (Cdn$2,500) of accounts payable owing to the entity controlled by the CEO was assigned to two third- party individuals. The Company issued an aggregate of 140,000 shares of its common stock to settle the payable, resulting in a loss on settlement of $543. Refer to Note 7(c). As at February 29, 2024, the Company is owed $4,858 (May 31, 2023 the Company owed - $10,851) from this company. As at February 29, 2024, the Company also owes $5,362 (May 31, 2023 - $5,352) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(d) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from Rich Resources Inc. (formerly 86835 Newfoundland & Labrador Corp.), a private company controlled by the CEO and by a director of the Company. Refer to Note 6(b). As at February 29, 2024, the Company owes $5,971 (Cdn$8,100) (May 31, 2023 - $5,953 (Cdn$8,100)) to a private company controlled by the CEO and by a director, which is non-interest bearing, unsecured and due on demand.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

February 29, 2024

(Expressed in U.S. dollars)

(Unaudited)

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $7,334 due to the uncertainty of establishing proven and probable reserves. During the nine months ended February 29, 2024, the Company incurred mineral property exploration costs of $37,084 (February 28, 2023 - $29,429).

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

On July 19, 2023, the Company entered into a Second Amendment of the Purchase Agreement with Rich, relating to the acquisition of a 40% interest in the Frog Property located in Labrador, Canada. Under the terms of the Second Amendment of the Purchase Agreement, 24,000,000 common shares held by two related parties were cancelled and re-issued to Rich. Refer to Note 5(d).

6. Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

As at February 29, 2024, there were 100,974,373 shares of common stock issued and outstanding (February 28, 2023 - 91,024,373). On July 27, 2022, the Company completed a 20:1 reverse stock split and the common stock amounts have been retrospectively restated to show the effect of the reverse split.

As at the date of these financial statements, 10,200,000 shares of common stock have yet to be issued.

Stock transactions during the nine months ended February 29, 2024:

(a) During the nine months ended February 29, 2024, the Company received subscriptions of $301,750 (Cdn$404,000) for the issuance of 16,160,000 shares of common stock at Cdn$0.025 per share and $10,000 for the issuance of 500,000 shares of common stock at $0.02 per share.

(b) On September 6, 2023, the Company issued 9,810,000 shares of common stock to settle shares issuable of $185,290.

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

(d) On December 7, 2023, the Company entered into a Settlement Agreement with a third-party individual and agreed to settle accounts payable of $1,839 (Cdn$2,500) by issuing 100,000 shares of its common stock at a fair value of $3,000. As a result, the Company recognized a loss on settlement of $1,161.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

February 29, 2024

(Expressed in U.S. dollars)

(Unaudited)

Stock transactions during the nine months ended February 28, 2023:

(a) On August 17, 2022, the Company returned and cancelled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to Note 6(b).

(b) On November 30, 2022, the Company returned and cancelled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to Note 6(b).

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

At February 29, 2024 and February 28, 2023, the Company had no dilutive shares, or common stock equivalents.

7. Subsequent Event

Subsequent to February 29, 2024, the Company received proceeds of $23,250 (Cdn$31,500) for 1,260,000 flow- through shares of common stock at Cdn$0.025 per share and proceeds of $12,893 (Cdn$17,500) for 700,000 non-flow-through shares of common stock at Cdn$0.025 per shares. As at the date of these financial statements, the shares have yet to be issued.

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

On February 2, 2024, Rich staked three mineral licenses comprised of 384 claims known as the Hook Property. In connection with the Agreement, Wolverine owns a 40% interest in the Hook Property.

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

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on base and precious metals. Our current operational focus is to raise sufficient funds to continue exploration activities on our properties in Labrador, Canada, known as the Frog Property, Hook Property and the Cache River Property. We intend to conduct further exploration activities on the properties in 2024. We expect to review other potential exploration projects from time to time as they are presented to us.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation. Not accounting for our working capital deficit of $73,428 as of February 29, 2024, we require additional funds of approximately $114,000 (CDN$152,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2023. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 29, 2024, we had cash of $4,836, and had a working capital deficiency in the amount of $73,428. As February 29, 2024, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at February 29, 2024, we did not have cash and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2025.

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

Results of Operations

Three Months Ended February 29, 2024 and February 28, 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2024, which are included herein.

Three-month summary ending February 29, 2024 and February 28, 2023

		Three Months Ended
		February 29, 2024		February 28, 2023
Revenue	$	Nil	$	Nil
Operating Expenses		$(108,404)		$(138,762)
Other income (expense)		$2,987		$(81,120)
Net Loss		$(105,417)		$(219,882)

Other income/ expense changed from an expense of $81,120 during the three months ended February 28, 2023 to an income of $2,987 during the three months ended February 29, 2024. The change was primarily a result of a decrease in loss on settlement of debt of $79,727 and foreign exchange loss of $4,380.

Expenses

Our operating expenses for the three-month periods ended February 29, 2024 and February 28, 2023 are outlined in the table below:

	Three Months Ended
	February 29, 2024	February 28, 2023
General and administrative	$92,719	$127,813
Mineral property exploration costs	$15,685	$10,949

General and administrative expenses decreased by $35,094 from $127,813 during the three months ended February 28, 2023, to $92,719 during the three months ended February 29, 2024. This decrease was primarily a result of a decrease in legal fees of $18,503, consulting fees of $17,776, accounting fees of $15,821 and other miscellaneous fees of $851 offset by an increase in tax penalties and interest of $17,858.

Mineral property exploration costs increased by $4,736 from $10,949 during the three months ended February 28, 2023, to $15,685 during the three months ended February 29, 2024. Mineral property exploration costs increased as a result of exploration costs incurred during exploration of the Frog Property.

Nine Months Ended February 29, 2024 and February 28, 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2024, which are included herein.

Nine-month summary ending February 29, 2024 and February 28, 2023

		Nine Months Ended
		February 29, 2024		February 28, 2023
Revenue	$	Nil	$	Nil
Operating Expenses		$(285,119)		$(273,985)
Other income (expense)		$204		$(73,988)
Net Loss		$(284,915)		$(347,973)

Other income/ expense changed from an expense of $73,988 during the nine months ended February 28, 2023 to an income of $204 during the nine months ended February 29, 2024. The change was primarily a result of a decrease in loss on settlement of debt of $79,184, foreign exchange gain of $2,642 and recovery of mineral properties of $2,350.

Expenses

Our operating expenses for the nine-month periods ended February 29, 2024 and February 28, 2023 are outlined in the table below:

	Nine Months Ended
	February 29, 2024	February 23, 2023
General and administrative	$262,335	$244,556
Mineral property exploration costs	$22,784	$29,429

General and administrative expenses increased by $17,779 from $244,556 during the nine months ended February 28, 2023, to $262,335 during the nine months ended February 29, 2024. This increase was primarily a result of an increase in consulting fees of $26,107 and tax penalties and interest of $17,858 offset by a decrease in legal fees of $20,460, accounting fees of $2,845, transfer agent and filing fees of $1,975 and other miscellaneous fees of $906.

Mineral property exploration costs decreased by $6,645 from $29,429 during the nine months ended February 28, 2023 to $22,784 during the nine months ended February 29, 2024. Mineral property exploration costs decreased as a result of a decrease in exploration costs incurred during exploration of the Frog Property.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At February 29, 2024	As At May 31, 2023
Current assets	$8,145	$2,501
Current liabilities	(81,573)	(94,644)
Working Capital Deficit	$(73,428)	$(92,143)

Cash Flows

	Nine Months Ended
	February 29, 2024	February 28, 2023
Net Cash Used in Operating Activities	$(307,122)	$(153,805)
Net Cash Provided by Financing Activities	311,750	147,551
	$4,628	$(6,254)

Operating Activities

Net cash used in operating activities during the nine months ended February 29, 2024, was $307,122 compared to $153,805 during the nine months ended February 28, 2023. The increase in cash used in operating activities was primarily a result of a decrease in net loss from $347,972 during the nine months ended February 28, 2023, to $284,915 during the nine months ended February 29, 2024, and the net change in operating assets and liabilities from $113,280 provided by operating assets and liabilities during the nine months ended February 28, 2023, to $23,911 used for operating assets and liabilities during the nine months ended February 29, 2024.

Financing Activities

During the nine months ended February 29, 2024, we received proceeds of $311,750 from common stock issued and subscribed. In the comparable period, we received $147,551 from common stock issued and subscribed.

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

As of February 29, 2024, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2023, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

N/A.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_1.htm

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_2.htm

Exhibit Number	Description

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_3.htm

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit3_4.htm

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299313004688/exhibit3-1.htm

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299315004312/exhibit3-1.htm

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299320001077/exhibit3-1.htm

3.8	Certificate of Change of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299322016866/exhibit3-1.htm

3.9	Articles of Merger of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference. https://www.sec.gov/Archives/edgar/data/1424404/000106299322016866/exhibit3- 2.htm

3.10	Certificate of Amendment of Wolverine, filed as an Exhibit to our 8-K filed August 9, 2022 and incorporated by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000106299322017573/exhibit3-2.htm

Exhibit Number	Description

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_1.htm

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit10_2.htm

10.3	Second Amendment of the Purchase Agreement between Wolverine and 86835 Newfoundland & Labrador Corp. filed as an Exhibit to our 8-K filed on July 24, 2023 and incorporated by reference
https://www.sec.gov/ix?doc=/Archives/edgar/data/1424404/000106299323015167/form8k.htm

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.
https://www.sec.gov/Archives/edgar/data/1424404/000110807808000070/exhibit14.htm

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 Certifications under Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 Certifications under Sarbanes- Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes- Oxley Act of 2002

INLINE XBRL

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE TECHNOLOGIES CORP.
(Registrant)

Dated: April 15, 2024	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 15, 2024	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)