Form 10-K
period 2024-05-31
Wolverine Resources Corp.
filed 2024-10-18
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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

Yes ☐ No ☒

The value of Common Stock held by non-affiliates of the Registrant on November 30, 2023 was $970,482 based on a market price of $0.0225 per share. For the purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such a determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

125,224,373 shares of common stock issued & outstanding as of October 17, 2024.

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

Our business is conducted by independent contractors all of which are officers and/or directors of the Company. As of May 31, 2024, the company had one full-time consultant, Bruce Costerd, the CEO and a director of the Company. The Company also has two consultants engaged on a non-exclusive, part time basis, Richard Haderer, the CFO and a director of the Company and Luke Rich, a director of the Company. Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We have to date, and plan to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often, unique experience and knowledge that local persons have related to certain properties.

The Company's objective for the next twelve months on the Frog Property is that additional magnetics be completed expanding on the current grid to the north and south of anomalous readings encountered in 2022. This will be completed in fall 2024, at which time prospecting should be completed expanding the 2021 range of coverage focusing on the large magnetic anomaly in the area as it extends beyond the valley bottom to the steep valley ridges where it is more likely to encounter outcroppings.

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

Figure 2: Frog Property Mineral Licence Map and Topography

The Property is 60% owned by Rich Resources Inc. of Natuashish, NL, an Innu owned private corporation and 40% owned by Wolverine. The Property currently consists of 5 contiguous mineral licences composed of 215 claims encompassing 5,375 ha (16,185 acres) (Figure 2). A complete listing of mineral licences comprising the Frog Property follows on Table 1.

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

It is estimated that the next phase of exploration would cost $152,000, as itemized in Table 4.

Program	Description	Cost
Airborne Geophysics	Property wide	$75,000
Prospecting	7 people x 14 days	$24,500
Mob/demob	Helicopter/Float Plane	$25,000
Analytical	100 samples	$5,000
Camp		$9,000
Contingencies	~ 10%	$13,500
Total
Table 4: Recommended	Budget - Frog Property	$152,000

Cache River Property -Labrador, Canada

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

Access to the Cache River Property is possible for most of the year given the proximity to Goose Bay and the fact that the highway is well maintained. Airborne geophysical surveys are best performed either in late winter (March-April) or during the summer (June-August). Ground geophysical surveys should be scheduled to avoid freeze-up (November- December) and breakup (late April to early June). Ground geological surveys are best conducted with no snow cover (mid June to mid November).

Figure 1. Cache River Property Location

Description of Claims

The Cache River Property consists of a total of 35 mineral claims of which 6 claims are held under Licence 013472M and an additional 29 claims and are held under Licenses 031643M as described in the table below. A layout of the claims is shown in Figure 2 below.

Summary of the Claims

Number	# of Claims	NTS	Area	Good to Date
			(hectares)
013472M	6	13F/04	150	05-17-2027
031643M	29	13F/04	725	12-13-2025

In the Province of Newfoundland and Labrador a mineral claim consists of a 25-hectare square measuring 500 meters per side. A single license can contain from one to 256 claims. The claims are unencumbered and in good standing and there are no third-party conditions which affect the claims other than conditions defined by the Province of Newfoundland and Labrador described below. The claims together make up an aggregate area of 875 hectares. We have no insurance covering the claims. Management believes that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

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

Exploration Permits

Exploration Permit E220178 was granted by the Government of Newfoundland and Labrador for exploration on the Cache River Property until November 17, 2023. The Company will be applying for a new permit for the 2024 exploration. All exploration in Labrador requires approval from the Innu Nation as part of the permitting process.

Mineralization

Mineral occurrences discovered to date on the Cache River property consists of disseminated copper +/- gold mineralization occurring within Grenvillian gneisses exposed along a 20-30 kilometer section the Trans Labrador Highway in south central Labrador. Mineralization observed consists largely of disseminated and stringer chalcopyrite, pyrite and pyrrhotite hosted within medium to dark grey, strongly foliated metasedimentary gneisses. Some mineralization appears to be associated with strongly deformed mafic intrusive or extrusive rocks. Prospecting results include a high of 6.4% copper and 108 ppb gold from a grab sample. Best results from diamond drilling in 2010 include 21 meters grading 0.04% copper. The highest grade intersection was from CR1-05-11 which returned 0.49% copper and 427 ppb gold over 0.50 m. While work to date has failed to outline a significant deposit, the fact remains that outside of the immediate area of the roadside exposures, very little has been done, and the area in general remains largely unexplored. Mineral exploration in the region surrounding the Cache River property is limited to potentially significant Rare Earth Element (REE) mineralization discovered in 2006 at Pope's Hill, 30 kilometers east of the Cache River property; and by iron bearing river sands in the Lower Churchill River Valley. These items, and others, will be discussed under Adjacent Properties Section.

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

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As discussed in Note 1 to the May 31, 2024, financial statements, our company was incorporated on February 23, 2006, and has never generated any revenue, has a working capital deficiency, and has incurred operating losses since inception. As a result, our company's auditor has expressed substantial doubt about the ability of our company to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing or generate profitable operations. Such financing may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Stockholders of Our Common Shares

As of the date of this annual report, we have 292 registered shareholders.

Stock Option Grants

No stock options were granted during the year ended May 31, 2024.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 28, 2010 our directors approved the adoption of our 2010 Stock Plan which permits our company to issue up to 257,363 shares of our common stock, and 257,363 options to acquire shares of common stock, to directors, officers, employees and consultants of our company upon the grant of stock or the exercise of stock options granted under the 2010 Plan. As at May 31, 2024, there were none issued.

Transfer Agent

Our common shares are issued in registered form. Empire Stock Transfer, Inc. Telephone: (702) 818-5898; Facsimile: (702) 974-1444 is the registrar and transfer agent for our common shares.

As of October 17, 2024, we have 292 registered stockholders and 125,224,373 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2024.

Recent Sales of Unregistered Securities

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

On September 10, 2024, the Company issued 13,260,000 shares of common stock to settle subscription payable of $244,862, of which 1,600,000 shares were issued to a director and a Company controlled by the director of the Company and 600,000 shares were issued to individuals related to a director of the Company.  The Company also issued 2,300,000 shares of common stock to settle shares issuable for debt of $113,000, of which 1,200,000 shares were issued to a director of the Company.

On September 10, 2024, the Company issued 4,640,000 shares of common stock, of which 2,040,000 shares were issued to individuals related to a director of the Company, to settle accounts payable of $85,961 (Cdn$116,000), resulting in a loss on settlement of $104,279.

On August 31, 2024, a company controlled by the CEO of the Company assigned its outstanding receivables of $19,452 (Cdn$26,250), owed to it by the Company to six third-party individuals and an individual related to the CEO of the Company. On August 31, 2024, a company controlled by the CFO of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following these assignments, the Company entered into a settlement agreement with these third-party individuals and the individual related to the CEO of the Company and agreed to settle the assigned amounts by issuing an aggregate of 1,250,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $28,092. On September 10, 2024, the Company issued 1,250,000 shares of common stock, of which 200,000 shares were issued to an individual related to the CEO of the Company.

On August 31, 2024, a director of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following these assignments, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing an aggregate of 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. On September 26, 2024, the Company issued 200,000 shares of common stock.

Subsequent to the year ended May 31, 2024, the Company received proceeds of $2,500 for 100,000 non-flow-through shares of common stock at $0.025 per share, proceeds of $10,000 for 500,000 non-flow-through shares of common stock at $0.02 per share and $36,711 (Cdn$50,000) for 2,000,000 non-flow-through shares of common stock at Cdn$0.025 per share. On September 10, 2024, the Company issued 2,600,000 shares of common stock, of which 200,000 shares were issued to an individual related to the CEO of the Company.

Purchase of Equity Securities by the Issuer

Wolverine did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2024.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended May 31, 2024, and 2023 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

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

Not accounting for our working capital deficit of $79,110 as of May 31, 2024, we require additional funds of approximately $152,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2024. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. As we had minimal cash and a working capital deficit in the amount of $79,110 as of May 31, 2024, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financing or private placement financing and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

Plan of Operation

The Plan of Operation for the next 12 months is to raise $152,000 for the exploration program on the Frog Property.

As at May 31, 2024, we had cash of $5,842. We will need to raise additional financing to fund our exploration program over the next 12 months.

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

Purchase of Significant Equipment

We did not purchase any significant equipment over the twelve months ending May 31, 2024.

Results of Operations for the Years Ended May 31, 2024 and 2023

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended May 31, 2024 and 2023.

Our operating results for the years ended May 31, 2024 and 2023 are summarized as follows:

	Year Ended May 31
	2024	2023
Revenue	$-	$-
Operating expenses	$(389,646)	$(333,490)
Other income (expenses)	$(69,007)	$(76,412)
Net loss	$(458,653)	$(409,902)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the years ended May 31, 2024 and 2023 are outlined in the table below:

	Year Ended May 31
	2024	2023
General and administrative	$364,505	$303,381
Mineral exploration costs	$25,141	$30,109

The increase in general and administrative expenses for the year ended May 31, 2024 of $61,124, compared to the same period in fiscal 2023, was mainly due to:

•	An increase in consulting fees of $74,450, mainly due to an increase in consulting services during the year;
•	An increase in tax penalties of $19,330, mainly due to estimated interest and penalties for the Part XII.6 tax on flow-through proceeds renounced under the look-back rule;
•	Offset by a decrease in professional fees of $26,683, due to a decrease in general operations.

Mineral property and exploration costs decreased by $4,968 from $30,109 during the year ended May 31, 2023 to $25,141 during the year ended May 31, 2024. Mineral property exploration costs decreased during the year as a result of a decrease in exploration costs incurred during exploration of the Frog Property.

Liquidity and Financial Condition

Working Capital

	At May 31, 2024	At May 31, 2023
Current assets	$8,432	$2,501
Current liabilities	87,542	94,644
Working deficit	$(79,110)	$(92,143)

Cash Flows

	Year Ended May 31
	2024	2023
Net Cash Used in Operating Activities	$(364,172)	$(216,843)
Net Cash Provided by Financing Activities	369,806	210,757
Net change in cash during period	$5,634	$(6,086)

Operating Activities

Net cash used in operating activities during the year ended May 31, 2024 was $364,172 compared to $216,843 for the year ended May 31, 2023. The increase in cash used in operating activities was primarily a result of a increase in net loss to $458,653 for the year ended May 31, 2024 offset by non-cash items including a loss on settlement of debt of $71,061 and a net change in operating assets and liabilities of $23,420, compared to a net loss of $409,902 for the year ended May 31, 2023, offset by non-cash items including a loss of settlement of debt of $80,888 and a net change in operating assets and liabilities of $112,171.

Financing Activities

During the year ended May 31, 2024, we received proceeds of $369,806 from financing activities from common stock issued and subscribed. During the year ended May 31, 2023, we received proceeds of $202,157 from financing activities from common stock issued and subscribed.

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
May 31, 2024
(Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Wolverine Resources Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wolverine Resources Corp. ("the Company") as of May 31, 2024 and 2023, the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended May 31, 2024 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

October 17, 2024

(The accompanying notes are an integral part of these financial statements.)
F-2

WOLVERINE RESOURCES CORP.

Balance Sheets
(Expressed in U.S. dollars)

	May 31, 2024 $	May 31, 2023 $

ASSETS

Current Assets

Cash	5,842	208
Other receivable	2,590	1,925
Prepaids and deposits	-	368
Total Current Assets	8,432	2,501

Long-term Assets
Mineral license security deposit	14,300	-
Total Assets	22,732	2,501

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	66,590	71,031
Accounts payable - related parties (Note 4)	20,952	23,613
Total Liabilities	87,542	94,644

Stockholders' Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value; 100,974,373 and 91,024,373 shares issued and outstanding at May 31, 2024 and 2023, respectively	100,974	91,024
Shares Issuable (Note 6)	357,862	60,346
Additional paid-in capital	10,506,541	10,328,021
Accumulated deficit	(11,030,187)	(10,571,534)
Total Stockholders' Deficit	(64,810)	(92,143)
Total Liabilities and Stockholders' Deficit	22,732	2,501

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Operations
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2024	2023
	$	$

Operating Expenses
General and administrative	364,505	303,381
Mineral property exploration costs	25,141	30,109
Total Operating Expenses	389,646	333,490
Loss From Operations	(389,646)	(333,490)
Other Income (Expense)
Foreign exchange gain (loss)	2,054	4,476
Loss on settlement of debt	(71,061)	(80,888)
Total Other Income (Expense)	(69,007)	(76,412)
Net Loss	(458,653)	(409,902)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	105,848,526	85,181,578

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.
Statements of Stockholders' Deficit
For the years ended May 31, 2024 and 2023
(Expressed in U.S. dollars)

				Additional
	Common Stock		Shares	Paid-in	Accumulated
	Shares*	Amount	Issuable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2022	77,464,373	77,464	49,361	9,962,639	(10,161,632)	(72,168)
Common stock issued for subscriptions payable	1,250,000	1,250	(49,361)	48,111	-	-
Common stock issued for cash	7,620,000	7,620	-	134,191	-	141,811
Common stock issued for debt	5,690,000	5,690	-	182,080	-	187,770
Common stock cancelled	(1,000,000)	(1,000)	-	1,000	-	-
Common stock subscribed	-	-	60,346	-	-	60,346
Net loss for the year	-	-	-	-	(409,902)	(409,902)
Balance, May 31, 2023	91,024,373	91,024	60,346	10,328,021	(10,571,534)	(92,143)
Common stock issued for subscriptions payable	3,250,000	3,250	(60,346)	57,096	-	-
Common stock issued for cash	6,560,000	6,560	-	118,384	-	124,944
Common stock issued for debt	140,000	140	-	3,040	-	3,180
Common stock issuable for debt	-	-	113,000	-	-	113,000
Common stock subscribed	-	-	244,862	-	-	244,862
Net loss for the year	-	-	-	-	(458,653)	(458,653)
Balance, May 31, 2024	100,974,373	100,974	357,862	10,506,541	(11,030,187)	(64,810)

(*) The Company effected a 20:1 reverse stock split on July 27, 2022. All share and per share amounts have been retrospectively presented to reflect the reverse stock split.

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Cash Flows
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	May 31,	May 31,
	2024	2023
	$	$

Operating Activities

Net loss	(458,653)	(409,902)

Loss on settlement of debt	71,061	80,888

Changes in operating assets and liabilities:

Other receivable	(665)	734
Prepaid expenses and deposits	(13,932)	28
Accounts payable and accrued liabilities	38,041	61,317
Accounts payable - related parties	(24)	50,092
Net Cash Used in Operating Activities	(364,172)	(216,843)

Financing Activities
Advances from related parties	-	8,600
Proceeds from common stock issued and subscribed	369,806	202,157
Net Cash Provided by Financing Activities	369,806	210,757

Increase in Cash	5,634	(6,086)
Cash, Beginning of Year	208	6,294
Cash, End of Year	5,842	208

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Investing and Financing Activities:
Common stock issued and issuable to settle debt	116,180	187,770
Common stock cancelled pursuant to amended property purchase agreement	-	1,000
Common stock issued for shares issuable	185,290	49,361

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements May 31, 2024

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At May 31, 2024, the Company has a working capital deficiency of $79,110 and has accumulated losses of $11,030,187 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
(The accompanying notes are an integral part of these financial statements.) F-7 WOLVERINE RESOURCES CORP. Notes to the Financial Statements May 31, 2024 (Expressed in U.S. dollars)

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

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. There are currently no unrecognized tax benefits that if recognized would affect the tax rate. There was $0 of interest and penalties recognized for the years ended May 31, 2024 and 2023.

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

(g) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2024 and 2023, the Company had no dilutive shares outstanding.
(The accompanying notes are an integral part of these financial statements.) F-8 WOLVERINE RESOURCES CORP. Notes to the Financial Statements May 31, 2024 (Expressed in U.S. dollars)

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

(j) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2024 and 2023, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(k) Stock-based compensation

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

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements May 31, 2024

(Expressed in U.S. dollars)

3.    Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Related Party Transactions

(a) During the year ended May 31, 2024, the Company incurred consulting fees of $34,445 (Cdn$46,400) (2023 - $14,975 (Cdn$20,000)) to a company controlled by the Chief Financial Officer ("CFO") of the Company. As at May 31, 2024, the Company owes $3,675 (2023 - $1,457) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) During the year ended May 31, 2024, the Company incurred consulting fees of $18,499 (Cdn$24,700) (2023- $26,376 (Cdn$35,550)) to a director of the Company.

(c) During the year ended May 31, 2024, the Company recorded consulting fees of $122,684 (Cdn$166,000) (2023 - $89,759 (Cdn$120,000)) to a company controlled by the Chief Executive Officer ("CEO") and director of the Company. On July 18, 2023 and August 10, 2023, $746 (Cdn$1,000) and $1,891 (Cdn$2,500) of accounts payable owing to the entity controlled by the CEO was assigned to two third- party individuals. The Company issued an aggregate of 140,000 shares of its common stock to settle the payable, resulting in a loss on settlement of $543. Refer to Note 6(c). As at May 31, 2024, the Company owes $5,997 (2023 - $10,851) to this company. As at May 31, 2024, the Company also owes $5,342 (2023 - $5,352) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(d) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from Rich Resources Inc. (formerly 86835 Newfoundland & Labrador Corp.), a private company controlled by the CEO and by a director of the Company. Refer to note 5(b). As at May 31, 2024, the Company owes $5,938 (Cdn$8,100) (2023 - $5,953 (Cdn$8,100)) to a private company controlled by the CEO and by a director, which is non-interest bearing, unsecured and due on demand.

(e) During the year ended May 31, 2024, the Company issued 2,000,000 shares of common stock at Cdn$0.025 to a director and a Company controlled by the director of the Company. The Company also received proceeds of $29,159 (Cdn$40,000) from a director and a Company controlled by the director of the Company for 1,600,000 shares of common stock at Cdn$0.025. On March 21, 2024, the Company entered into a settlement agreement with a director of the Company to settle accrued consulting fees of $22,169 (Cdn$30,000) owed by issuing 1,200,000 shares of its common stock.  On September 10, 2024, the Company issued 2,800,000 shares of common stock. Refer to Note 8(a).

(f) During the year ended May 31, 2024, the Company issued 700,000 shares of common stock at Cdn$0.025 to individuals related to a director of the Company. The Company also received proceeds of $11,083 (Cdn$15,000) from individuals related to a director of the Company for 600,000 shares of common stock at Cdn$0.025.  On September 10, 2024, the Company issued 600,000 shares of common stock. Refer to Note 8(a).

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $7,334 due to the uncertainty of establishing proven and probable reserves. During the year ended May 31, 2024, the Company incurred mineral property exploration costs of $25,141 (2023 - $30,109).

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements May 31, 2024

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

On August 9, 2022, the Company amended the Property Purchase Agreement with Rich. Under the terms of the Amended Property Purchase Agreement, the number of shares issued pursuant to the acquisition was reduced from 28,500,000 shares of common stock to 27,500,000 shares of common stock and the number of claims was reduced from 315 claims to 262 claims. During the fiscal year ended May 31, 2023, 1,000,000 shares of common stock have been returned and cancelled pursuant to the Amended Property Purchase Agreement. Refer to note 6(f) and 6(g).

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

On February 2, 2024, Rich staked three mineral licenses comprised of 385 claims and paid $14,300 in refundable security deposits. The mineral licenses are valid for a term of five years and require annual assessment work reports to be submitted. The security deposit will be refunded to the license holder upon the completion and acceptance of the first assessment work report which must be submitted within 60 days of the first anniversary of the license being issued.

6. Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

100,974,373 shares of common stock as at May 31, 2024 (2023 - 91,024,373). On July 27, 2022, the Company completed a 20:1 reverse stock split and the common stock amounts have been retrospectively restated to show the effect of the reverse split.

As at the date of these financial statements, the Company has recorded subscriptions payable of $357,862 relating to proceeds received for 15,560,000 shares of common stock which have yet to be issued.

Stock transactions during the year ended May 31, 2024:

(a) On September 6, 2023, the Company issued 100,000 shares of common stock at $0.02 per share and 3,150,000 shares of common stock at Cdn$0.025 per share for pursuant to a private placement for total cash proceeds of $60,346, which were received during the year ended May 31, 2023.

(b) On September 6, 2023, the Company issued 500,000 shares of common stock at $0.02 per share and 6,060,000 shares of common stock at Cdn$0.025 per share pursuant to a private placement for total cash proceeds of $124,944, of which 700,000 shares were issued to individuals related to a director of the Company.

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

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements May 31, 2024

(Expressed in U.S. dollars)

(d) On December 7, 2023, the Company entered into a Settlement Agreement with a third-party individual and agreed to settle accounts payable of $1,839 (Cdn$2,500) by issuing 100,000 shares of its common stock at a fair value of $3,000. As a result, the Company recognized a loss on settlement of $1,161. The Company has issued the 100,000 shares subsequent to year end. Refer to Note 8(a).

(e) On March 21, 2024, the Company entered into a Settlement Agreement with a third-party individual and agreed to settle accrued consulting fees of $18,475 (Cdn$25,000) by issuing 1,000,000 shares of its common stock at a fair value of $50,000. As a result, the Company recognized a loss on settlement of $31,525. The Company has issued the 1,000,000 shares subsequent to year end. Refer to Note 8(a).

(f) On March 21, 2024, the Company entered into a Settlement Agreement with a director of the Company and agreed to settle accrued consulting fees of $22,169 (Cdn$30,000) by issuing 1,200,000 shares of its common stock at a fair value of $60,000. As a result, the Company recognized a loss on settlement of $37,831. The Company has issued the 1,200,000 shares subsequent to year end. Refer to Note 8(a).

(g) During the year ended May 31, 2024, the Company received proceeds of $244,862 for 13,260,000 shares of common stock at Cdn$0.025 to be issued subsequent to year end. Refer to Note 8(a).

Stock transactions during the year ended May 31, 2023:

(h) On August 17, 2022, the Company returned and cancelled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to note 5(b).

(i) On November 30, 2022, the Company returned and cancelled 500,000 shares of common stock for no consideration, pursuant to an amendment in a Property Purchase Agreement. The par value of the 500,000 shares of common stock was reclassified to additional paid-in capital. Refer to note 5(b).

(j) On January 27, 2023, the Company issued 1,250,000 shares of common stock at a price of Cdn$0.05 per share pursuant to a private placement for cash proceeds of $49,361 (Cdn$62,500), which was received during the year ended May 31, 2022.

(k) On January 27, 2023, the Company issued 7,200,000 shares of common stock at a price of Cdn$0.025 per share pursuant to a private placement for cash proceeds of $133,410 (Cdn$180,000).

(l) On January 27, 2023, the Company issued 420,000 shares of common stock at a price of $0.02 per share pursuant to a private placement for cash proceeds of $8,400.

(m) On January 27, 2023, the Company issued 5,690,000 shares of common stock with a fair value of $187,770 to settle accounts payable of $107,377 (Cdn$142,984), resulting in a loss on settlement of $80,888. This settlement relates to both accounts payable and related parties payable.

(n) During the year ended May 31, 2023, the Company received proceeds of $2,000 for 100,000 shares of common stock at $0.02 per share and proceeds of $58,346 (Cdn$78,750) for 3,150,000 shares of common stock at Cdn$0.025 per share to be issued subsequent to May 31, 2023.

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements May 31, 2024

(Expressed in U.S. dollars)

7. Income Taxes

The Company has net operating losses carried forward of $6,030,812 available to offset taxable income in future years which expires beginning in fiscal 2027. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. The Company is subject to examination by the IRS for tax years 2014 to 2021. The Company is also subject to income tax in Canada.

The Company was subject to United States federal and state income taxes at an approximate rate of 21% for the years ended May 31, 2024 and 2023.

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2024 $	2023 $
Income tax recovery at statutory rate	(96,317)	(86,079)
Temporary differences	5,280	6,323
Valuation allowance change	91,037	79,756
Provision for income taxes	-	-

The significant components of deferred income tax assets and liabilities at May 31, 2024 and 2023, are as follows:

	2024 $	2023 $
Mineral property costs	921,635	916,355
Net operating losses carried forward	1,289,570	1,198,533
Gross deferred income tax assets	2,211,205	2,114,888
Valuation allowance	(2,211,205)	(2,114,888)
Net deferred income tax asset	-	-

(The accompanying notes are an integral part of these financial statements.)

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements May 31, 2024

(Expressed in U.S. dollars)

8. Subsequent Events

(a) On September 10, 2024, the Company issued 13,260,000 shares of common stock to settle subscription payable of $244,862, of which 1,600,000 shares were issued to a director and a Company controlled by the director of the Company and 600,000 shares were issued to individuals related to a director of the Company.  The Company also issued 2,300,000 shares of common stock to settle shares issuable for debt of $113,000, of which 1,200,000 shares were issued to a director of the Company.

(b) On September 10, 2024, the Company issued 4,640,000 shares of common stock, of which 2,040,000 shares were issued to individuals related to a director of the Company, to settle accounts payable of $85,961 (Cdn$116,000), resulting in a loss on settlement of $104,279.

(c) On August 31, 2024, a company controlled by the CEO of the Company assigned its outstanding receivables of $19,452 (Cdn$26,250), owed to it by the Company to six third-party individuals and an individual related to the CEO of the Company. On August 31, 2024, a company controlled by the CFO of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following these assignments, the Company entered into a settlement agreement with these third-party individuals and the individual related to the CEO of the Company and agreed to settle the assigned amounts by issuing an aggregate of 1,250,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $28,092. On September 10, 2024, the Company issued 1,250,000 shares of common stock, of which 200,000 shares were issued to an individual related to the CEO of the Company.

(d) On August 31, 2024, a director of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following these assignments, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing an aggregate of 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. On September 26, 2024, the Company issued 200,000 shares of common stock.

(e) Subsequent to the year ended May 31, 2024, the Company received proceeds of $2,500 for 100,000 non-flow-through shares of common stock at $0.025 per share, proceeds of $10,000 for 500,000 non-flow-through shares of common stock at $0.02 per share and $36,711 (Cdn$50,000) for 2,000,000 non-flow-through shares of common stock at Cdn$0.025 per share. On September 10, 2024, the Company issued 2,600,000 shares of common stock, of which 200,000 shares were issued to an individual related to the CEO of the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the weaknesses identified below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2024, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2024, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that the Company's internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO was not effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control

During the year ended May 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Bruce Costerd	Chief Executive Officer and Director	69	January 24, 2022
Richard Haderer	Chief Financial Officer and Director	61	April 13, 2015
Luke Rich	Director	59	June 14, 2010
Slade Dyer	Director	68	November 9, 2022
Don Bowins	Director	72	May 23, 2023

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2024, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Audit Committee

The Audit Committee's role is to act in an objective, independent capacity as a liaison between the auditors, management and the Board and to ensure the auditors have a facility to consider and discuss governance and audit issues with parties not directly responsible for operations. NI 52-110, NI 41-101 and Form 52-110F2 require the Company, as a venture issuer, to disclose certain information relating to the Company's audit committee and its relationship with the Company's independent auditors.

Audit Committee Charter

Mandate

The primary function of the audit committee (the "Committee") is to assist the Board of Directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by the Company to regulatory authorities and shareholders, the Company's systems of internal controls regarding finance and accounting and the Company's auditing, accounting and financial reporting processes. Consistent with this function, the Committee will encourage continuous improvement of, and should foster adherence to, the Company's policies, procedures and practices at all levels. The Committee's primary duties and responsibilities are to:

•	Serve as an independent and objective party to monitor the Company's financial reporting and internal control system and review the Company's financial statements.

•	Review and appraise the performance of the Company's external auditors.

•	Provide an open avenue of communication among the Company's auditors, financial and senior management and the Board of Directors.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended May 31, 2024 and 2023; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended May 31, 2024 and 2023, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Costerd	2024	$122,684	Nil	Nil	Nil	Nil	Nil	Nil	$122,684
Chief Executive Officer and Director	2023	$89,759	Nil	Nil	Nil	Nil	Nil	Nil	$89,759
Richard Haderer	2024	$34,445	Nil	Nil	Nil	Nil	Nil	Nil	$34,445
Former Chief Executive Officer, Chief Financial Officer and Director)	2023	$14,975	Nil	Nil	Nil	Nil	Nil	Nil	$14,975

Stock Options/SAR Grants

N/A.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended May 31, 2024 or May 31, 2023 by any officer or director of our company.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to May 31, 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 17, 2024, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Rich Resources Inc. Natuashish, NL(2)	24,000,000	19.2%
Bruce Costerd Richmond, BC	1,876,250	1.5%
Richard Haderer Calgary, Alberta	4,075,000	3.3%
Luke Rich Natuashish, NL	130,000	0.1%
Slade Dyer Mission, BC	3,315,000	2.6%
Don Bowins Mission, BC	5,930,000	4.7%
Directors and Officers as a Group	39,326,250	31.4%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 17, 2024. As of October 17, 2024, there were 125,224,373 shares of our company's common stock issued and outstanding.

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

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended May 31, 2024 and 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31
	2024 ($)	2023 ($)
Audit Fees	$34,450	$30,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$34,450	$30,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

Exhibit Number	Description

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference.

3.8	Certificate of Change of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.9	Articles of Merger of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.10	Certificate of Amendment of Wolverine, filed as an Exhibit to our 8-K filed August 9, 2022 and incorporated by reference.

Exhibit Number	Description

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Second Amendment of the Purchase Agreement between Wolverine and 86835 Newfoundland & Labrador Corp. filed as an Exhibit to our 8-K filed on July 24, 2023 and incorporated by reference

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 Certifications under Sarbanes-Oxley Actof 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes- Oxley Act of 2002

INLINE XBRL

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: October 17, 2024	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: October 17, 2024	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WOLVERINE RESOURCES CORP.
(Registrant)
Dated: October 17, 2024	/s/ Bruce Costerd
Bruce Costerd
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Dated: October 17, 2024	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: October 17, 2024	/s/ Luke Rich
Luke Rich Director

Dated: October 17, 2024	/s/ Slade Dyer Slade Dyer Director

Dated: October 17, 2024	/s/ Don Bowins Don Bowins Director