Form 10-Q
period 2024-08-31
Wolverine Resources Corp.
filed 2024-11-25
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 2024

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to_____________________________________________

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
125,224,373 common shares issued and outstanding as of November 22, 2024.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended August 31, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE RESOURCES CORP.
August 31, 2024
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE RESOURCES CORP.

Balance Sheets
(Expressed in U.S. dollars)

	August 31, 2024 $	May 31, 2024 $
	(Unaudited)
ASSETS

Current Assets

Cash	22	5,842
Other receivable	5,075	2,590
Prepaids and deposits	-	-
Total Current Assets	5,097	8,432

Long-term Assets
Mineral license security deposit (Note 5)	14,300	14,300
Total Assets	19,397	22,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	71,943	66,590
Accounts payable - related parties (Note 4)	24,942	20,952
Total Liabilities	96,885	87,542

Stockholders' Deficit
Common stock, 250,000,000 shares authorized, $0.001 par value; 100,974,373 shares issued and outstanding at August 31, 2024 and May 31, 2024	100,974	100,974
Shares Issuable (Note 6)	624,613	357,862
Additional paid-in capital	10,506,541	10,506,541
Accumulated deficit	(11,309,616)	(11,030,187)
Total Stockholders' Deficit	(77,488)	(64,810)
Total Liabilities and Stockholders' Deficit	19,397	22,732

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2024	2023
	$	$

Operating Expenses
General and administrative	119,764	93,244
Mineral property exploration costs	21,932	4,847
Total Operating Expenses	141,696	98,091
Loss From Operations	(141,696)	(98,091)

Other Expense
Loss on settlement of debt	(136,866)	-
Foreign exchange loss	(867)	(2,366)
Total Other Expense	(137,733)	(2,366)
Net Loss	(279,429)	(100,457)
Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)
Weighted Average Common Shares Outstanding, Basic and Diluted	114,736,438	97,868,069

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.
Statements of Changes in Stockholders' Deficit
For the three months ended August 31, 2024 and 2023
(Expressed in U.S. dollars)
(Unaudited)

				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2023	91,024,373	91,024	60,346	10,328,021	(10,571,534)	(92,143)
Common stock subscribed	-	-	124,944	-	-	124,944
Net loss for the period	-	-	-	-	(100,457)	(100,457)
Balance, August 31, 2023	91,024,373	91,024	185,290	10,328,021	(10,671,991)	(67,656)
Balance, May 31, 2024	100,974,373	100,974	357,862	10,506,541	(11,030,187)	(64,810)
Common stock subscribed	-	-	17,061	-	-	17,061
Common stock issuable for debt	-	-	249,690			249,690
Net loss for the period	-	-	-	-	(279,429)	(279,429)
Balance, August 31, 2024	100,974,373	100,974	624,613	10,506,541	(11,309,616)	(77,488)

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2024	2023
	$	$

Operating Activities

Net loss	(279,429)	(100,457)

Loss on settlement of debt	136,866	-

Changes in operating assets and liabilities:
Other receivable	(2,485)	(2,835)
Accounts payable and accrued liabilities	91,314	(910)
Accounts payable - related parties	27,148	(15,848)
Prepaid expenses	-	-

Net Cash Used in Operating Activities	(26,586)	(120,050)

Financing Activities
Proceeds from loan payable	3,705	-
Proceeds from common stock issued and subscribed	17,061	124,944
Net Cash Provided by Financing Activities	20,766	124,944

Change in Cash	(5,820)	4,894

Cash, Beginning of Period	5,842	208

Cash, End of Period	22	5,102
Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Investing and Financing Activities:
Common stock issued and issuable to settle debt	249,690	-

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP. Notes to the Financial Statements August 31, 2024 (Expressed in U.S. dollars) (Unaudited)

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

The accompanying condensed unaudited financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company's financial position and the result of its operations and its cash flows for the periods shown.

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

Going Concern

These condensed unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At August 31, 2024, the Company has a working capital deficiency of $91,788 and has accumulated losses of $11,309,616 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These condensed unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to the Financial Statements

August 31, 2024

(Expressed in U.S. dollars)

(Unaudited)

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

(f) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At August 31, 2024 and May 31, 2024, the Company had no dilutive shares outstanding.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

August 31, 2024

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

(i) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2024 and May 31, 2024, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

August 31, 2024

(Expressed in U.S. dollars)

(Unaudited)

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Related Party Transactions

(a) During the three months ended August 31, 2024, the Company incurred consulting fees of $8,650 (Cdn$11,773) (2023 - $13,501 (Cdn$18,000)) to a company controlled by the Chief Financial Officer ("CFO") of the Company. On August 31, 2024, a company controlled by the CFO of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following the assignment, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. Refer to Note 6(b) and 7(d). As at August 31, 2024, the Company owes $4,262 (May 31, 2024 - $3,675) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) During the three months ended August 31, 2024, the Company incurred consulting fees of $3,705 (Cdn $5,000) (2023 - $16,126) to a director of the Company. On August 31, 2024, the director of the Company assigned the outstanding receivables of $3,705 (Cdn$5,000), owed to him by the Company to a third-party individual. Following these assignments, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing an aggregate of 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. Refer to Note 6(c) and 7(e).

(c) During the three months ended August 31, 2024, the Company recorded consulting fees of $32,856 (Cdn$45,000) (2023 - $23,251 (Cdn$31,000)) to a company controlled by the Chief Executive Officer ("CEO") and director of the Company. On August 31, 2024, the company controlled by the CEO of the Company assigned its outstanding receivables of $19,452 (Cdn$26,250), owed to it by the Company to six third-party individuals and an individual related to the CEO of the Company. Following the assignments, the Company entered into settlement agreements with these third-party individuals and the individual related to the CEO of the Company and agreed to settle the assigned amounts by issuing an aggregate of 1,050,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $23,598. Refer to Note 6(b) and 7(d). As at August 31, 2024, the Company owed $9,297 (May 31, 2024 - $5,997) to this company. As at August 31, 2024, the Company also owes $5,381 (May 31, 2024 - $5,342) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(d) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from Rich Resources Inc. (formerly 86835 Newfoundland & Labrador Corp.), a private company controlled by the CEO and by a director of the Company. Refer to note 5(b). As at August 31, 2024, the Company owes $6,002 (Cdn$8,100) (May 31, 2024 - $5,938 (Cdn$8,100)) to a private company controlled by the CEO and by a director, which is non-interest bearing, unsecured and due on demand.

(e) During the three months ended August 31, 2024, the Company recorded consulting fees of $37,052 (Cdn$50,000) (2023 - $nil) to a director of the Company and $741 (Cdn$1,000) (2023 - $nil) to an individual related to the director of the Company. On August 31, 2024, the Company entered into a settlement agreement with the director of the Company and the individual related to the director of the Company and agreed to settle the accounts payable by issuing an aggregate of 2,040,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $45,847. Refer to Note 6(d) and 7(c).

5.    Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $7,334 due to the uncertainty of establishing proven and probable reserves. During the three months ended August 31, 2024, the Company incurred mineral property exploration costs of $21,932 (2023 - $4,847).

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

August 31, 2024

(Expressed in U.S. dollars)

(Unaudited)

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

6. Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

100,974,373 shares of common stock as at August 31, 2024 (May 31, 2024 - 100,974,373). On July 27, 2022, the Company completed a 20:1 reverse stock split and the common stock amounts have been retrospectively restated to show the effect of the reverse split.

As at the date of these financial statements, the Company has recorded subscriptions payable of $624,613 relating to proceeds received for 22,550,000 shares of common stock which have yet to be issued.

Stock transactions during the three months ended August 31, 2024:

(a) During the three months ended August 31, 2024, the Company received proceeds of $2,500 for 100,000 shares of common stock at $0.025 per share and proceeds of $14,561 (Cdn$20,000) for 800,000 shares of common stock at Cdn$0.025 per share to be issued subsequent to the period end.

(b) On August 31, 2024, a company controlled by the CEO of the Company assigned its outstanding receivables of $19,452 (Cdn$26,250), owed to it by the Company to six third-party individuals and an individual related to the CEO of the Company. On August 31, 2024, a company controlled by the CFO of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following these assignments, the Company entered into a settlement agreement with these third-party individuals and the individual related to the CEO of the Company and agreed to settle the assigned amounts by issuing an aggregate of 1,250,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $28,092. Subsequent to the period end, the Company issued 1,250,000 shares of common stock, of which 200,000 shares were issued to an individual related to the CEO of the Company.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

August 31, 2024

(Expressed in U.S. dollars)

(Unaudited)

(c) On August 31, 2024, a director of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following these assignments, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing an aggregate of 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. Subsequent to the period end, the Company issued 200,000 shares of common stock.

(d) On August 31, 2024, the Company entered into settlement agreements with a director of the Company and an individual related to the director of the Company to settle accounts payable of $37,793 (Cdn$51,000) by issuing an aggregate of 2,040,000 shares of common stock. Upon settlement, the Company recognized a loss on settlement of $45,847. Subsequent to the period end, the Company issued 2,040,000 shares of common stock.

(e) On August 31, 2024, the Company entered into settlement agreements with 10 third-party individuals to settle accounts payable of $48,168 (Cdn$65,000) by issuing an aggregate of 2,600,000 shares of common stock. Upon settlement, the Company recognized a loss on settlement of $58,432. Subsequent to the period end, the Company issued 2,600,000 shares of common stock.

Stock transactions during the three months ended August 31, 2023:

(f) During the three months ended August 31, 2023, the Company received proceeds of $10,000 for 500,000 shares of common stock at $0.02 per share and proceeds of $114,944 (Cdn$151,500) for 6,060,000 shares of common stock at Cdn$0.025 per share.

(g) During the three months ended August 31, 2023, the Company recorded $10,000 in subscriptions payable for 500,000 shares of common stock at $0.02 per share and $114,944 (Cdn$151,500) in subscriptions payable for 6,060,000 shares of common stock at Cdn$0.025 per share which were included in the total subscriptions payable of $185,290 at August 31, 2023 (May 31, 2023 - $60,346). These shares were issued on September 6, 2023.

7. Subsequent Events

(a) On September 10, 2024, the Company issued 100,000 shares of common stock at a price of $0.025 per share to settle subscription payable of $2,500 and 14,060,000 shares of common stock at a price of Cdn$0.025 per share to settle subscription payable of $259,424 (Cdn$351,500), of which 1,600,000 shares were issued to a director and a company controlled by the director of the Company and 600,000 shares were issued to individuals related to a director of the Company.

(b) Subsequent to the three months ended August 31, 2024, the Company received proceeds of $10,000 for 500,000 shares of common stock at $0.02 per share and $95,655 (Cdn$130,000) for 5,200,000 shares of common stock at Cdn$0.025 per share, of which 1,000,000 shares were issued to a company related to a director of the Company and 200,000 shares were issued to an individual related to a director of the Company.

(c) On September 10, 2024, the Company issued 6,940,000 shares of common stock, of which 40,000 shares were issued to an individual related to a director of the Company and 3,200,000 shares were issued to two directors of the Company, to settle shares issuable of $128,443 (Cdn$173,500), which was outstanding at August 31, 2024.

(d) On September 10, 2024, the Company issued 1,250,000 shares of common stock, of which 200,000 shares were issued to an individual related to the CEO of the Company, to settle $3,705 (Cdn$5,000) assigned to a third party individual by a company controlled by the CFO of the Company and $19,452 (Cdn$26,250) assigned to an individual related to the CEO of the Company and six third-party individuals by a company controlled by the CEO of the Company.

(e) On September 26, 2024, the Company issued 200,000 shares of common stock to settle $3,705 (Cdn$5,000) assigned to a third-party individual by a director of the Company.

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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation. Not accounting for our working capital deficit of $91,788 as of August 31, 2024, we require additional funds of approximately $114,000 (CDN$152,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2023. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at August 31, 2024, we had cash of $22, and had a working capital deficiency in the amount of $91,788. As August 31, 2024, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at August 31, 2024, we did not have cash and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending August 31, 2025.

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

Results of Operations

Three Months Ended August 31, 2024 and August 31, 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2024, which are included herein.

Three-month summary ending August 31, 2024 and August 31, 2023

		Three Months Ended
		August 31, 2024		August 31, 2023
Revenue	$	Nil	$	Nil
Operating Expenses		$(141,696)		$(98,091)
Other income (expense)		$(137,733)		$(2,366)
Net Loss		$(279,429)		$(100,457)

Other income expense changed from an expense of $2,366 during the three months ended August 31, 2023 to an expense of $137,733 during the three months ended August 31, 2024. The change was primarily a result of  an increase in loss on settlement of debt of 136,866 offset by a decrease in foreign exchange loss of 1,500.

Expenses

Our operating expenses for the three-month periods ended August 31, 2024 and Augst 31, 2023 are outlined in the table below:

	Three Months Ended
	August 31, 2024	August 31, 2023
General and administrative	$119,764	$93,244
Mineral property exploration costs	$21,932	$4,847

General and administrative expenses increased by $26,250 from $93,244 during the three months ended August 31, 2023, to $119,764 during the three months ended August 31, 2024. This increase was primarily as a result of an increase in consulting fees of $47,845 and other miscellaneous fees of $636 offset by a decrease in accounting fees of $19,506 and tax penalties and interest of $2,725.

Mineral property exploration costs increased by $17,085 from $4,487 during the three months ended August 31, 2023, to $21,932 during the three months ended August 31, 2024. Mineral property exploration costs increased as a result of  exploration costs incurred during exploration of the Frog Property.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At August 31, 2024	As At May 31, 2024
Current assets	$5,097	$8,432
Current liabilities	(96,885)	(87,452)
Working Capital Deficit	$(91,788)	$(79,110)

Cash Flows

	Three Months Ended
	August 31, 2024	August 31, 2023
Net Cash Used in Operating Activities	$(26,586)	$(120,050)
Net Cash Provided by Financing Activities	20,766	124,944
Net change in cash during period	$(5,820)	$4,894

Operating Activities

Net cash used in operating activities during the three months ended August 31, 2024, was $26,586 compared to $120,050 during the three months ended August 31, 2023. The decrease in cash used in operating activities was primarily a result of an increase in net loss of from $100,457 during the three months ended August 31, 2023, to $279,429 during the three months ended August 31, 2024, an increase in loss on settlement of debt of $136,866, and the net change in operating assets and liabilities from $19,593 used for operating assets and liabilities during the three months ended August 31, 2023, to $115,977 provided by operating assets and liabilities during the three months ended August 31, 2024.

Financing Activities

During the three months ended August 31, 2024, we received proceeds of $20,766 from a shareholder loan and common stock issued and subscribed. In the comparable period, we received $124,944 from common stock issued and subscribed.

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

As of August 31, 2024, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2024, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: November 22, 2024	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 22, 2024	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)