Form 10-Q
period 2024-11-30
Wolverine Resources Corp.
filed 2025-02-07
CIK 1424404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2024

or

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
125,224,373 common shares issued and outstanding as of February 6, 2025.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended November 30, 2024 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE RESOURCES CORP.
November 30, 2024
(Expressed in U.S. dollars)
(Unaudited)

F-1

WOLVERINE RESOURCES CORP.
Balance Sheets
(Expressed in U.S. dollars)

	November 30, 2024 $	May 31, 2024 $
	(Unaudited)
ASSETS

Current Assets

Cash	11,851	5,842
Other receivable	8,235	2,590

Total Current Assets	20,086	8,432

Long-term Assets
Mineral license security deposit (Note 5)	14,300	14,300

Total Assets	34,386	22,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	81,590	66,590
Accounts payable - related parties (Note 4)	32,620	20,952

Total Liabilities	114,210	87,542

Stockholders' Deficit
Common stock, 250,000,000 shares authorized, $0.001 par value 125,224,373 and 100,974,373 shares issued and outstanding at November 30, 2024 and May 31, 2024, respectively	125,224	100,974
Shares Issuable (Note 6)	75,664	357,862
Additional paid-in capital	11,139,049	10,506,541
Accumulated deficit	(11,419,761)	(11,030,187)

Total Stockholders' Deficit	(79,824)	(64,810)

Total Liabilities and Stockholders' Deficit	34,386	22,732

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
	$	$	$	$

Operating Expenses

General and administrative	111,318	76,372	231,082	169,616
Mineral property exploration costs	-	2,252	21,932	7,099

Total Operating Expenses	111,318	78,624	253,014	176,715

Loss From Operations	(111,318)	(78,624)	(253,014)	(176,715)

Other Income (Expense)

Loss on settlement of debt	-	(543)	(136,866)	(543)
Foreign exchange gain (loss)	1,173	126	306	(2,240)

Total Other Expense	1,173	(417)	(136,560)	(2,783)

Net Loss	(110,145)	(79,041)	(389,574)	(179,498)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	129,257,560	102,622,725	121,962,587	100,411,859

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.
Statements of Changes in Stockholders' Deficit
For the six months ended November 30, 2024 and 2023
(Expressed in U.S. dollars)
(Unaudited)

Six Months Ended November 30, 2023

				Additional
	Common Stock		Shares	Paid-in	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2023	91,024,373	91,024	60,346	10,328,021	(10,571,534)	(92,143)
Common stock subscribed	-	-	124,944	-	-	124,944
Net loss for the period	-	-	-	-	(100,457)	(100,457)
Balance, August 31, 2023	91,024,373	91,024	185,290	10,328,021	(10,671,991)	(67,656)
Common stock subscribed	-	-	69,416	-	-	69,416
Common stock issued	9,810,000	9,810	(185,290)	175,480	-	-
Common stock issued for debt	140,000	140	-	3,040	-	3,180
Net loss for the period	-	-	-	-	(79,041)	(79,041)
Balance, November 30, 2023	100,974,373	100,974	69,416	10,506,541	(10,751,032)	(74,101)

Six Months Ended November 30, 2024

				Additional
	Common Stock		Shares	Paid-in	Accumulated
	Shares	Amount	Issuable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2024	100,974,373	100,974	357,862	10,506,541	(11,030,187)	(64,810)
Common stock subscribed	-	-	17,061	-	-	17,061
Common stock issuable for debt	-	-	249,690	-	-	249,690
Net loss for the period	-	-	-	-	(279,429)	(279,429)
Balance, August 31, 2024	100,974,373	100,974	624,613	10,506,541	(11,309,616)	(77,488)
Common stock subscribed	-	-	75,664	-	-	75,664
Common stock issued	15,860,000	15,860	(261,923)	278,208	-	32,145
Common stock issued for debt	8,390,000	8,390	(362,690)	354,300	-	-
Net loss for the period	-	-	-	-	(110,145)	(110,145)
Balance, November 30, 2024	125,224,373	125,224	75,664	11,139,049	(11,419,761)	(79,824)

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP.

Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30,	November 30,
	2024	2023
	$	$

Operating Activities

Net loss	(389,574)	(179,498)

Loss on settlement of debt	136,866	543

Changes in operating assets and liabilities:

Other receivable	(5,645)	(1,435)
Accounts payable and accrued liabilities	100,961	(1,916)
Accounts payable - related parties	34,826	(12,160)

Net Cash Used in Operating Activities	(122,566)	(194,466)

Financing Activities

Proceeds from loan payable	3,705	-
Proceeds from common stock issued and subscribed	124,870	194,360

Net Cash Provided by Financing Activities	128,575	194,360

Change in Cash	6,009	(106)

Cash, Beginning of Period	5,842	208

Cash, End of Period	11,851	102

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Investing and Financing Activities:
Common stock issued to settle debt	249,690	3,180
Common stock issued to settle shares issuable	357,862	185,290

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

WOLVERINE RESOURCES CORP. Notes to the Financial Statements November 30, 2024 (Expressed in U.S. dollars) (Unaudited)

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

Going Concern

These condensed unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At November 30, 2024, the Company has a working capital deficiency of $94,124 and has accumulated losses of $11,419,761 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These condensed unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

November 30, 2024

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

(f) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At November 30, 2024 and May 31, 2024, the Company had no dilutive shares outstanding.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

November 30, 2024

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

(i) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2024 and May 31, 2024, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

November 30, 2024

(Expressed in U.S. dollars)

(Unaudited)

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

4. Related Party Transactions

(a) During the six months ended November 30, 2024, the Company incurred consulting fees of $17,161 (Cdn$23,482) (2023 - $20,091 (Cdn$27,000)) to a company controlled by the Chief Financial Officer ("CFO") of the Company. On August 31, 2024, a company controlled by the CFO of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following the assignment, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. Refer to Note 6(b). As at November 30, 2024, the Company owes $4,942 (May 31, 2024 - $3,675) to a company controlled by the CFO, which is non-interest bearing, unsecured and due on demand.

(b) During the six months ended November 30, 2024, the Company incurred consulting fees of $5,886 (Cdn$8,000) (2023 - $16,126 (Cdn$21,500) to a Director of the Company. On August 31, 2024, the director of the Company assigned the outstanding receivables of $3,705 (Cdn$5,000), owed to him by the Company to a third-party individual. Following these assignments, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing an aggregate of 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. Refer to Note 6(c).

(c) During the six months ended November 30, 2024, the Company recorded consulting fees of $65,565 (Cdn$90,000) (2023 - $56,201 (Cdn$76,000)) to a company controlled by the Chief Executive Officer ("CEO") and Director of the Company. On August 31, 2024, the company controlled by the CEO of the Company assigned its outstanding receivables of $19,452 (Cdn$26,250), owed to it by the Company to six third-party individuals and an individual related to the CEO of the Company. Following the assignments, the Company entered into settlement agreements with these third-party individuals and the individual related to the CEO of the Company and agreed to settle the assigned amounts by issuing an aggregate of 1,050,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $23,598. Refer to Note 6(b). As at November 30, 2024, the Company owed $16,649 (May 31, 2024 - $5,997) to this company. As at November 30, 2024, the Company also owes $5,250 (May 31, 2024 - $5,342) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(d) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from Rich Resources Inc. (formerly 86835 Newfoundland & Labrador Corp.), a private company controlled by the CEO and by a director of the Company. Refer to note 5(b). As at November 30, 2024, the Company owes $5,779 (Cdn$8,100) (May 31, 2024 - $5,938 (Cdn$8,100)) to a private company controlled by the CEO and by a director, which is non-interest bearing, unsecured and due on demand.

(e) During the six months ended November 30, 2024, the Company recorded consulting fees of $37,052 (Cdn$50,000) (2023 - $nil) to a director of the Company and $741 (Cdn$1,000) (2023 - $nil) to an individual related to the director of the Company. On August 31, 2024, the Company entered into a settlement agreement with the director of the Company and the individual related to the director of the Company and agreed to settle the accounts payable by issuing an aggregate of 2,040,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $45,847. Refer to Note 6(d).

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

November 30, 2024

(Expressed in U.S. dollars)

(Unaudited)

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $7,334 due to the uncertainty of establishing proven and probable reserves. During the six months ended November 30, 2024, the Company incurred mineral property exploration costs of $21,932 (2023 - $7,067).

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

6. Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

As at November 30, 2024, there were 125,224,373 shares of common stock issued and outstanding (May 31, 2024 - 100,974,373).

As at the date of these financial statements, the Company has recorded shares issuable of $75,664 (May 31, 2024 -$357,862) relating to proceeds received or settlement of debt for 4,120,000 (May 31, 2024 - 15,560,000) shares of common stock which have yet to be issued.

Stock transactions during the six months ended November 30, 2024:

(a) During the six months ended November 30, 2024, the Company received proceeds of $75,664 (Cdn$103,000) for 4,120,000 shares of common stock at Cdn$0.025 per share to be issued subsequent to the period end.

(b) On September 10, 2024, the Company issued 100,000 shares of common stock at a price of $0.025 per share for proceeds of $2,500, 500,000 shares of common stock at a price of $0.02 per share for proceeds of $10,000 and 15,260,000 shares of common stock at a price of Cdn$0.025 per share for proceeds of $36,706 (Cdn$50,000) and to settle shares issuable of $244,862 (Cdn$331,500), of which 2,600,000 shares were issued to a director and a company controlled by the director of the Company and 800,000 shares were issued to individuals related to a director of the Company.

(c) On September 10, 2024, the Company issued 2,300,000 shares of common stock, of which 1,200,000 shares were issued to a director of the Company, to settle shares issuable of $113,000 relating to settlement agreements entered into during the year ended May 31, 2024.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

November 30, 2024

(Expressed in U.S. dollars)

(Unaudited)

(d) On August 31, 2024, a company controlled by the CEO of the Company assigned its outstanding receivables of $19,452 (Cdn$26,250), owed to it by the Company to six third-party individuals and an individual related to the CEO of the Company. On August 31, 2024, a company controlled by the CFO of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following these assignments, the Company entered into a settlement agreement with these third-party individuals and the individual related to the CEO of the Company and agreed to settle the assigned amounts by issuing an aggregate of 1,250,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $28,092. On September 10, 2024, the Company issued 1,250,000 shares of common stock, of which 200,000 shares were issued to an individual related to the CEO of the Company.

(e) On August 31, 2024, a director of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following this assignment, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing an aggregate of 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. On September 26, 2024, the Company issued 200,000 shares of common stock.

(f) On August 31, 2024, the Company entered into settlement agreements with a director of the Company and an individual related to the director of the Company to settle accounts payable of $37,793 (Cdn$51,000) by issuing an aggregate of 2,040,000 shares of common stock. Upon settlement, the Company recognized a loss on settlement of $45,847. On September 10, 2024, the Company issued 2,040,000 shares of common stock, of which 2,000,000 shares were issued to a director of the Company and 40,000 shares were issued to an individual related to the director of the Company.

(g) On August 31, 2024, the Company entered into settlement agreements with 10 third-party individuals to settle accounts payable of $48,168 (Cdn$65,000) by issuing an aggregate of 2,600,000 shares of common stock. Upon settlement, the Company recognized a loss on settlement of $58,432. On September 10, 2024, the Company issued 2,600,000 shares of common stock.

Stock transactions during the six months ended November 30, 2023:

(h) During the six months ended November 30, 2023, the Company recorded $69,416 (Cdn$95,000) in shares issuable for 3,800,000 shares of common stock at Cdn$0.025 per share. As at the date of these financial statements, the shares issuable have yet to be issued.

(i) On September 6, 2023, the Company issued 9,810,000 shares of common stock to settle shares issuable of $185,290.

(j) On September 6, 2023, the Company issued 140,000 shares of common stock to settle related parties payable of $2,637 (Cdn$3,500). On July 18, 2023 and August 10, 2023, a company controlled by the CEO of the Company assigned its outstanding receivables of $746 (Cdn$1,000) and $1,891 (Cdn$2,500), respectively, owed to it by the Company to two third-party individuals. Following this assignment, the Company entered into a Settlement Agreement with these two third-party individuals and agreed to settle the assigned amount by issuing an aggregate of 140,000 shares of its common stock. Upon settlement the Company recognized a loss on settlement of $543.

At November 30, 2024 and 2023, the Company had no dilutive shares, or common stock equivalents.

7. Subsequent Events

Subsequent to November 30, 2024, the Company received proceeds of $31,001 (Cdn$45,000) for 1,800,000 shares of common stock at Cdn$0.025 per share, of which 1,600,000 shares of common stock were subscribed by two directors of the Company and an individual related to a director of the Company. As at the date of these financial statements, the shares have yet to be issued.
F-11

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

On February 28, 2022, the Company entered into an agreement ("Agreement") with 86835 Newfoundland & Labrador Corp. ("86835"), a non-arm's length party, to acquire a 40% interest in the Frog Property (the "Property") located in Labrador, Canada. Under the terms of the Agreement the Company issued 28,500,000 common shares at a deemed price of $0.04 per share for a purchase price of $1,140,000. The deemed issue price of the acquisition was determined based on an equivalent price per share for a concurrent financing. For accounting purposes, the acquisition had a fair value of $2,850,000 and a fair value of $0.10 per share based upon the closing market price of Wolverine on February 28, 2022.

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

On June 17, 2024, 47 claims were cancelled, and the Frog Property was reduced in size to 215 claims.

On December 20, 2024, 90 claims were cancelled, and the size of the Frog Property was reduced to 125 claims.

The Company also holds a 90% interest in the Cache River Property located in Labrador, Canada consisting of a total of 53 mineral claims and an area of 1320 hectares (3,262 acres). The Company is not currently conducting any exploration on the Cache River Property.

We have not yet determined whether the Frog Property or the Cache River Property contains mineral reserves that are economically recoverable.

Our Current Business

We are an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on base and precious metals. Our current operational focus is to raise sufficient funds to continue exploration activities on our properties in Labrador, Canada, known as the Frog Property, Hook Property and the Cache River Property. We intend to conduct further exploration activities on the properties in 2025. We expect to review other potential exploration projects from time to time as they are presented to us.

Cash Requirements

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in the development stage and have not generated any revenue from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation. Not accounting for our working capital deficit of $94,124 as of November 30, 2024, we require additional funds of approximately $114,000 (CDN$152,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2023. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at November, 2024, we had cash of $11,851, and had a working capital deficiency in the amount of $94,124. As of  November, 2024, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at November 30, 2024, we did not have cash and we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending November 30, 2025.

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

Results of Operations

Three Months Ended November 30, 2024 and November 30, 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2024, which are included herein.

Three-month summary ending November 30, 2024 and November 30, 2023

		Three Months Ended
		November 30, 2024		November 30, 2023
Revenue	$	Nil	$	Nil
Operating Expenses		$(111,318)		$(78,624)
Other income (expense)		$1,173		$(417)
Net Loss		$(110,145)		$(79,041)

Expenses

Our operating expenses for the three-month periods ended November 30, 2024 and November 30, 2023 are outlined in the table below:

	Three Months Ended
	November 30, 2024	November 30, 2023
General and administrative	$111,318	$76,372
Mineral property exploration costs	$-	$2,252

General and administrative expenses increased by $34,946 from $76,372 during the three months ended November 30, 2023, to $111,318 during the three months ended November 30, 2024. This increase was primarily as a result of an increase in consulting fees of $19,521, accounting fees of $11,339, transfer agent and filing fees of $6,332 and other miscellaneous fees of $326 offset by a decrease in legal fees of $2,572.

Mineral property exploration costs decreased by $2,252 from $2,252 during the three months ended November 30, 2023, to $Nil during the three months ended November 30, 2024. Mineral property exploration costs decreased as a result of adecrease in exploration costs incurred during exploration of the Frog Property.

Six Months Ended November 30, 2024 and November 30, 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended August 31, 2024, which are included herein.

Six-month summary ending November 30, 2024 and November 30, 2023

		Six Months Ended
		November 30, 2024		November 30, 2023
Revenue	$	Nil	$	Nil
Operating Expenses		$(253,014)		$(176,715)
Other income (expense)		$(136,560)		$(2,783)
Net Loss		$(389,574)		$(179,498)

Expenses

Our operating expenses for the six-month periods ended November 30, 2024 and November 30, 2023 are outlined in the table below:

	Six Months Ended
	November 30, 2024	November 30, 2023
General and administrative	$231,082	$169,616
Mineral property exploration costs	$21,932	$7,099

General and administrative expenses increased by $61,466 from $169,6162 during the six months ended November 30, 2023, to $231,082 during the six months ended November 30, 2024. This increase was primarily as a result of an increase in consulting fees of $67,365 and transfer agent and filing fees of $5,374 offset by a decrease in accounting fees of $8,166, tax penalties and interest of $2,725 and other miscellaneous fees of $382.

Mineral property exploration costs increased by $14,833 from $7,099 during the six months ended November 30, 2023, to $21,932 during the six months ended November 30, 2024. Mineral property exploration costs increased as a result of exploration costs incurred during exploration of the Frog Property.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At November 30, 2024	As At May 31, 2024
Current assets	$20,086	$8,432
Current liabilities	(114,210)	(87,452)
Working Capital Deficit	$(94,124)	$(79,110)

Cash Flows

	Six Months Ended
	November 30, 2024	November 30, 2023
Net Cash Used in Operating Activities	$(122,566)	$(194,466)
Net Cash Provided by Financing Activities	128,575	194,360
Net change in cash during period	$6,009	$(106)

Operating Activities

Net cash used in operating activities during the six months ended November 30, 2024, was $389,574 compared to

$179,498 during the six months ended November 30, 2023. The increase in cash used in operating activities was primarily a result of an increase in net loss from $179,498 during the six months ended November 30, 2023, to $389,574 during the six months ended November 30, 2024, an increase in loss on settlement of debt from $543 during the six months ended November 30, to $136,866 during the six months ended November 30, 2024, and the net change in operating assets and liabilities from $15,511 used for operating assets and liabilities during the six months ended November 30, 2023, to $130,142 provided by operating assets and liabilities during the six months ended November 30, 2024.

Financing Activities

During the six months ended November 30, 2024, we received proceeds of $3,705 from a shareholder loan and $124,870 from common stock issued and subscribed. In the comparable period, we received $194,360 from common stock issued and subscribed.

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

As of November 30, 2024, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2024, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are not currently conducting any exploration and are in the initial stages of exploration of the Labrador Claims, and thus have no way to evaluate the likelihood of whether our company will be able to operate our business successfully. Our Company was incorporated on February 23, 2006, and to date we have been involved primarily in organizational activities, obtaining financing and preliminary exploration of the Labrador Claims. We have not earned any revenues, and we have never achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that our company plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that its business will prove successful, and we can provide no assurance to investors that our company will generate any operating revenues or ever achieve profitable operations. If our company is unsuccessful in addressing these risks its business will likely fail and you will lose your entire investment in this offering.

Because our company has only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

Our company has never earned any revenue, and our company has never been profitable. Prior to completing exploration on the Labrador Claims, we may incur increased operating expenses without realizing any revenues from the Labrador Claims, this could cause our company to fail, and you will lose your entire investment in this offering.

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

Exploration for base and precious metals is a speculative venture involving substantial risk. We can provide investors with no assurance that the Labrador Claims contain commercially viable mineral deposits. The exploration program that our company will conduct on the Labrador Claims may not result in the discovery of commercially viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in base and precious metal exploration and often result in unsuccessful exploration efforts. In such a case, we may be unable to complete our business plan, and you could lose your entire investment.

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

Item 2. Unregistered Sales of Equity Securities

During the six months ended November 30, 2024, the Company received proceeds of $75,664 (Cdn$103,000) for 4,120,000 shares of common stock at Cdn$0.025 per share to be issued subsequent to the period end.

On September 10, 2024, the Company issued 100,000 shares of common stock at a price of $0.025 per share for proceeds of $2,500, 500,000 shares of common stock at a price of $0.02 per share for proceeds of $10,000 and 15,260,000 shares of common stock at a price of Cdn$0.025 per share for proceeds of $36,706 (Cdn$50,000) and to settle shares issuable of $244,862 (Cdn$331,500), of which 2,600,000 shares were issued to a director and a company controlled by the director of the Company and 800,000 shares were issued to individuals related to a director of the Company.

On September 10, 2024, the Company issued 2,300,000 shares of common stock, of which 1,200,000 shares were issued to a director of the Company, to settle shares issuable of $113,000 relating to settlement agreements entered into during the year ended May 31, 2024.

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

On August 31, 2024, a director of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following this assignment, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing an aggregate of 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. On September 26, 2024, the Company issued 200,000 shares of common stock.

On August 31, 2024, the Company entered into settlement agreements with a director of the Company and an individual related to the director of the Company to settle accounts payable of $37,793 (Cdn$51,000) by issuing an aggregate of 2,040,000 shares of common stock. Upon settlement, the Company recognized a loss on settlement of $45,847. On September 10, 2024, the Company issued 2,040,000 shares of common stock, of which 2,000,000 shares were issued to a director of the Company and 40,000 shares were issued to an individual related to the director of the Company.

On August 31, 2024, the Company entered into settlement agreements with 10 third-party individuals to settle accounts payable of $48,168 (Cdn$65,000) by issuing an aggregate of 2,600,000 shares of common stock. Upon settlement, the Company recognized a loss on settlement of $58,432. On September 10, 2024, the Company issued 2,600,000 shares of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

N/A.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 and incorporated herein by reference.

Exhibit Number	Description

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference.

3.8	Certificate of Change of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.9	Articles of Merger of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.10	Certificate of Amendment of Wolverine, filed as an Exhibit to our 8-K filed August 9, 2022 and incorporated by reference.

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Second Amendment of the Purchase Agreement between Wolverine and 86835 Newfoundland & Labrador Corp. filed as an Exhibit to our 8-K filed on July 24, 2023 and incorporated by reference

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 Certifications under Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 Certifications under Sarbanes- Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes- Oxley Act of 2002

INLINE XBRL

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: February 6, 2025	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 6, 2025	/s/ Richard Haderer
Richard Haderer
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)