Form 10-Q
period 2025-02-28
Wolverine Resources Corp.
filed 2025-04-15
CIK 1424404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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
125,224,373 common shares issued and outstanding as of April 15, 2025.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended February 28, 2025 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

WOLVERINE RESOURCES CORP.
February 28, 2025
(Expressed in U.S. dollars)
(Unaudited)

WOLVERINE RESOURCES CORP.
Balance Sheets
(Expressed in U.S. dollars)

	February 28, 2025 $	May 31, 2024 $
	(Unaudited)
ASSETS

Current Assets

Cash	-	5,842
Other receivable	5,566	2,590
Total Current Assets	5,566	8,432

Long-term Assets
Mineral license security deposit (Note 5)	14,300	14,300
Total Assets	19,866	22,732

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	77,574	66,590
Accounts payable - related parties (Note 4)	54,682	20,952
Total Liabilities	132,256	87,542

Stockholders' Deficit

Common stock, 250,000,000 shares authorized, $0.001 par value; 125,224,373 and 100,974,373 shares issued and outstanding at February 28, 2025 and May 31, 2024, respectively	125,224	100,974
Shares Issuable (Note 6)	106,667	357,862
Additional paid-in capital	11,139,049	10,506,541
Accumulated deficit	(11,483,330)	(11,030,187)
Total Stockholders' Deficit	(112,390)	(64,810)
Total Liabilities and Stockholders' Deficit	19,866	22,732

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

F-2

WOLVERINE RESOURCES CORP.

Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
	$	$	$	$

Operating Expenses

General and administrative	52,518	92,719	283,600	262,335
Mineral property exploration costs	14,160	15,685	36,092	22,784

Total Operating Expenses	66,678	108,404	319,692	285,119

Loss From Operations	(66,678)	(108,404)	(319,692)	(285,119)

Other Income (Expense)

Loss on settlement of debt	-	(1,161)	(136,866)	(1,704)
Foreign exchange (loss) gain	3,109	4,148	3,415	1,908

Total Other Income (Expense)	3,109	2,987	(133,451)	204

Net Loss	(63,569)	(105,417)	(453,143)	(284,915)

Net Loss Per Common Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding, Basic and Diluted	126,017,707	105,717,867	122,540,270	102,750,061

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

F-3

WOLVERINE RESOURCES CORP.

Statements of Changes in Stockholders' Deficit
For the nine months ended February 28, 2025 and February 29, 2024
(Expressed in U.S. dollars)
(Unaudited)
Nine Months Ended February 29, 2024
				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2023	91,024,373	91,024	60,346	10,328,021	(10,571,534)	(92,143)
Common stock subscribed	-	-	124,944	-	-	124,944
Net income for the period	-	-	-	-	(100,457)	(100,457)
Balance, August 31, 2023	91,024,373	91,024	185,290	10,328,021	(10,671,991)	(67,656)
Common stock subscribed	-	-	69,416	-	-	69,416
Common stock issued	9,810,000	9,810	(185,290)	175,480	-	-
Common stock issued for debt	140,000	140	-	3,040	-	3,180
Net loss for the period	-	-	-	-	(79,041)	(79,041)
Balance, November 30, 2023	100,974,373	100,974	69,416	10,506,541	(10,751,032)	(74,101)
Common stock subscribed	-	-	117,390	-	-	117,390
Common stock issuable for debt	-	-	3,000	-	-	3,000
Net loss for the period	-	-	-	-	(105,417)	(105,417)
Balance, February 29, 2024	100,974,373	100,974	189,806	10,506,541	(10,856,449)	(59,128)

Nine Months Ended February 28, 2025
				Additional
	Common Stock		Subscriptions	Paid-in	Accumulated
	Shares	Amount	Payable	Capital	Deficit	Total
	#	$	$	$	$	$
Balance, May 31, 2024	100,974,373	100,974	357,862	10,506,541	(11,030,187)	(64,810)
Common stock subscribed	-	-	17,061	-	-	17,061
Common stock issuable for debt	-	-	249,690	-	-	249,690
Net loss for the period	-	-	-	-	(279,429)	(279,429)
Balance, August 31, 2024	100,974,373	100,974	624,613	10,506,541	(11,309,616)	(77,488)
Common stock subscribed	-	-	75,664	-	-	75,664
Common stock issued	15,860,000	15,860	(261,923)	278,208	-	32,145
Common stock issued for debt	8,390,000	8,390	(362,690)	354,300	-	-
Net loss for the period	-	-	-	-	(110,145)	(110,145)
Balance, November 30, 2024	125,224,373	125,224	75,664	11,139,049	(11,419,761)	(79,824)
Common stock subscribed	-	-	31,003	-	-	31,003
Net loss for the period	-	-	-	-	(63,569)	(63,569)
Balance, February 28, 2025	125,224,373	125,224	106,667	11,139,049	(11,483,330)	(112,390)

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

F-4

WOLVERINE RESOURCES CORP.

Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 29,
	2025	2024
	$	$

Operating Activities

Net loss	(453,143)	(284,915)

Loss on settlement of debt	136,866	1,704

Changes in operating assets and liabilities:

Other receivable	(2,976)	(1,016)
Accounts payable and accrued liabilities	96,945	2,789
Accounts payable - related parties	56,888	(11,384)
Prepaids and deposits	-	(14,300)
Net Cash Used in Operating Activities	(165,420)	(307,122)

Financing Activities

Proceeds from loan payable	3,705	-
Proceeds from common stock issued and subscribed	155,873	311,750

Net Cash Provided by Financing Activities	159,578	311,750

Change in Cash	(5,842)	4,628

Cash, Beginning of Period	5,842	208

Cash, End of Period	-	4,836

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-
Non-cash Investing and Financing Activities:
Common stock issued to settle debt	249,690	3,180
Common stock issued to settle shares issuable	357,862	185,290

(The accompanying notes are an integral part of these condensed unaudited financial statements.)

F-5

WOLVERINE RESOURCES CORP. Notes to the Financial Statements February 28, 2025 (Expressed in U.S. dollars) (Unaudited)

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

Going Concern

These condensed unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company plans to raise financing through debt or equity. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. At February 28, 2025, the Company has a working capital deficiency of $126,690 and has accumulated losses of $11,483,330 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These condensed unaudited financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

February 28, 2025

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

(f) Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2025 and May 31, 2024, the Company had no dilutive shares outstanding.

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

February 28, 2025

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

(i) Comprehensive Income

ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2025 and May 31, 2024, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

February 28, 2025

(Expressed in U.S. dollars)

(Unaudited)

3. Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Related Party Transactions

(a) During the nine months ended February 28, 2025, the Company incurred consulting fees of $21,693 (Cdn$29,972) (February 29, 2024 - $29,016 (Cdn$39,000)) to a company controlled by the Chief Financial Officer ("CFO") of the Company. On August 31, 2024, a company controlled by the CFO of the Company assigned its outstanding receivables of $3,705 (Cdn$5,000), owed to it by the Company to a third-party individual. Following the assignment, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. Refer to Note 6(d). As at February 28, 2025, the Company owes $5,405 (May 31, 2024 - $3,675) to a company controlled by the CFO, which is non- interest bearing, unsecured and due on demand.

(b) During the nine months ended February 28, 2025, the Company incurred consulting fees of $6,234 (Cdn$8,500) (February 29, 2024 - $17,985 (Cdn$24,000)) to a Director of the Company. On August 31, 2024, the director of the Company assigned the outstanding receivables of $3,705 (Cdn$5,000), owed to him by the Company to a third-party individual. Following these assignments, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount by issuing an aggregate of 200,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $4,495. Refer to Note 6(e).

(c) During the nine months ended February 28, 2025, the Company incurred consulting fees of $96,912 (Cdn$135,000) (February 29, 2024 - $89,672 (Cdn$121,000)) to a company controlled by the Chief Executive Officer ("CEO") and Director of the Company. On August 31, 2024, the company controlled by the CEO of the Company assigned its outstanding receivables of $19,452 (Cdn$26,250), owed to it by the Company to six third-party individuals and an individual related to the CEO of the Company. Following the assignments, the Company entered into settlement agreements with these third-party individuals and the individual related to the CEO of the Company and agreed to settle the assigned amounts by issuing an aggregate of 1,050,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $23,598. Refer to Note 6(d). As at February 28, 2025, the Company owed $38,510 (May 31, 2024 - $5,997) to this company. As at February 28, 2025, the Company also owes $5,153 (May 31, 2024 - $5,342) to the CEO for expense reimbursement, which is non-interest bearing, unsecured and due on demand.

(d) On February 28, 2022, the Company acquired a 40% interest in the Frog Property located in Labrador, Canada from Rich Resources Inc. (formerly 86835 Newfoundland & Labrador Corp.), a private company controlled by the CEO and by a director of the Company. Refer to Note 5(b). As at February 28, 2025, the Company owes $5,614 (Cdn$8,100) (May 31, 2024 - $5,938 (Cdn$8,100)) to a private company controlled by the CEO and by a director, which is non-interest bearing, unsecured and due on demand.

(e) During the nine months ended February 28, 2025, the Company incurred consulting fees of $37,052 (Cdn$50,000) (February 29, 2024 - $nil) to a director of the Company and $741 (Cdn$1,000) (February 29, 2024 - $nil) to an individual related to the director of the Company. On August 31, 2024, the Company entered into a settlement agreement with the director of the Company and the individual related to the director of the Company and agreed to settle the accounts payable by issuing an aggregate of 2,040,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $45,847. Refer to Note 6(f).

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

February 28, 2025

(Expressed in U.S. dollars)

(Unaudited)

5. Mineral Properties

(a) In November 2020 and April 2021, the Company staked mineral claims located in Labrador, Canada for $2,668 (Cdn$3,448). During the year ended May 31, 2021, the Company extended the mineral claim licenses for $7,334 (Cdn$9,400). During the year ended May 31, 2022, the Company wrote off the mineral property acquisition costs of $7,334 due to the uncertainty of establishing proven and probable reserves. During the nine months ended February 28, 2025, the Company incurred mineral property exploration costs of $37,084 (February 29, 2024 - $37,084).

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

On February 2, 2024, Rich staked three mineral licenses comprised of 385 claims and paid $14,300 in refundable security deposits. The mineral licenses are valid for a term of five years and require annual assessment work reports to be submitted. The security deposit will be refunded to the license holder upon the completion and acceptance of the first assessment work report which must be submitted within 60 days of the first anniversary of the license being issued. As of the reporting date, the assessment work report has been submitted and is currently under review.

6. Common Stock

Authorized

250,000,000 shares of common stock, $0.001 par value

Issued and outstanding

As at February 28, 2025, there were 125,224,373 shares of common stock issued and outstanding (May 31, 2024 - 100,974,373).

As at the date of these financial statements, the Company has recorded shares issuable of $106,667 (May 31, 2024 -$357,862) relating to proceeds received or settlement of debt for 5,920,000 (May 31, 2024 - 15,560,000) shares of common stock which have yet to be issued.

Stock transactions during the nine months ended February 28, 2025:

(a) During the nine months ended February 28, 2025, the Company received proceeds of $106,667 (Cdn$148,000) for 5,920,000 shares of common stock at Cdn$0.025 per share to be issued subsequent to the period end.

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

WOLVERINE RESOURCES CORP.

Notes to the Financial Statements

February 28, 2025

(Expressed in U.S. dollars)

(Unaudited)

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

Stock transactions during the nine months ended February 29, 2024:

(h) During the nine months ended February 29, 2024, the Company recorded $301,750 (Cdn$404,000) for the issuance of 16,160,000 shares of common stock at Cdn$0.025 per share and $10,000 for the issuance of 500,000 shares of common stock at $0.02 per share.

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

(k) On December 7, 2023, the Company entered into a Settlement Agreement with a third-party individual and agreed to settle accounts payable of $1,839 (Cdn$2,500) by issuing 100,000 shares of its common stock at a fair value of $3,000. As a result, the Company recognized a loss on settlement of $1,161.

At February 28, 2025 and February 29, 2024, the Company had no dilutive shares, or common stock equivalents.

7. Subsequent Events

(a) On March 31, 2024, a company controlled by the CEO of the Company assigned its outstanding receivables of $8,698 (Cdn$12,500), owed to it by the Company to a third-party individual. Following the assignment, the Company entered into a settlement agreement with the third-party individual and agreed to settle the assigned amount of $8,698 (Cdn$12,500) and accounts payable of $3,479(Cdn$5,000) by issuing an aggregate of 700,000 shares of its common stock. Upon settlement, the Company recognized a loss on settlement of $5,323.

(b) Subsequent to February 28, 2025, the Company received proceeds of $17,452 (Cdn$25,000) for 1,000,000 shares of common stock at Cdn$0.025 per share to be issued subsequent to the period end.
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

Over the next twelve months we intend to use any funds that we may have available to fund our Plan of Operation. Not accounting for our working capital deficit of $126,690 as of February 28, 2025, we require additional funds of approximately $114,000 (CDN$152,000) at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended May 31, 2024. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated. As at February 28, 2025, we had cash of $Nil, and had a working capital deficiency in the amount of $126,690. As of February 28, 2025, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

As at February 28, 2025, we will need to raise additional financing to fund our plan of operation over the next 12 months.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending February 28, 2026.

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

Results of Operations

Three Months Ended February 28, 2025 and February 29, 2024

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2025, which are included herein.

Three-month summary ending February 28, 2025 and February 29, 2024

		Three Months Ended
		February 28, 2025		February 29, 2024
Revenue	$	Nil	$	Nil
Operating Expenses		$(66,678)		$(108,404)
Other income (expense)		$3,109		$2,987
Net Loss		$(63,569)		$(105,417)

Expenses

Our operating expenses for the three-month periods ended February 28, 2025 and February 29, 2024 are outlined in the table below:

	Three Months Ended
	February 28, 2025	February 29, 2024
General and administrative	$52,518	$92,719
Mineral property exploration costs	$14,160	$15,685

General and administrative expenses decreased by $40,201 from $92,719 during the three months ended February 29, 2024, to $52,518 during the three months ended February 28, 2025. This decrease was primarily as a result of a decrease in tax penalties and interest of $17,704, consulting fees of $14,965, accounting fees of $3,963, transfer agent and filing fees of $2,858 and other miscellaneous fees of $711.

Mineral property exploration costs decreased by $1,525 from $15,685 during the three months ended February 29, 2024, to $14,160 during the three months ended February 28, 2025. Mineral property exploration costs decreased as a result of a decrease in exploration costs incurred during exploration of the Frog Property.

Nine Months Ended February 28, 2025 and February 29, 2024

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2025, which are included herein.

Nine-month summary ending February 28, 2025 and February 29, 2024

		Nine Months Ended
		February 28, 2025		February 29, 2024
Revenue	$	Nil	$	Nil
Operating Expenses		$(319,692)		$(285,119)
Other income (expense)		$(133,451)		$204
Net Loss		$(453,143)		$(284,915)

Expenses

Our operating expenses for the nine-month periods ended February 28, 2025 and February 29, 2024 are outlined in the table below:

	Nine Months Ended
	February 28, 2025	February 29, 2024
General and administrative	$283,600	$262,335
Mineral property exploration costs	$36,092	$22,784

General and administrative expenses increased by $21,265 from $262,335 during the nine months ended February 29, 2024, to $283,600 during the nine months ended February 28, 2025. This increase was primarily as a result of an increase in consulting fees of $52,400, transfer agent and filing fees of $2,516, office expense of 2,288, offset by a decrease in tax penalties and interest of $20,429, accounting fees of $12,129, legal fees of $2,703 and other miscellaneous fees of $678.

Mineral property exploration costs increased by $13,308 from $22,784 during the nine months ended February 29, 2024, to $36,092 during the nine months ended February 28, 2025. Mineral property exploration costs increased as a result of exploration costs incurred during exploration of the Frog Property.

Revenue

We have not earned any revenues since our inception, and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As At February 28, 2025	As At May 31, 2024
Current assets	$5,566	$8,432
Current liabilities	(132,256)	(87,452)
Working Capital Deficit	$(126,690)	$(79,110)

Cash Flows

	Nine Months Ended
	February 28, 2025	February 29, 2024
Net Cash Used in Operating Activities	$(165,420)	$(307,122)
Net Cash Provided by Financing Activities	159,578	311,750
Net change in cash during period	$(5,842)	$4,628

Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2025, was $165,420 compared to

$307,122 during the nine months ended February 29, 2024. The decrease in cash used in operating activities was primarily a result of an increase in net loss from $284,915 during the nine months ended February 29, 2024, to $453,143 during the nine months ended February 28, 2025, an increase in loss on settlement of debt from $1,704 during the nine months ended February 29, 2024, to $136,866 during the nine months ended February 28, 2025, and the decrease in net cash used for operating assets and liabilities from $307,122 during the nine months ended February 29, 2024, to $165,420 during the nine months ended February 28, 2025.

Financing Activities

During the nine months ended February 28, 2025, we received proceeds of $3,705 from a shareholder loan and $155,873 from common stock issued and subscribed. In the comparable period, we received $311,750 from common stock issued and subscribed.

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

As of February 28, 2025, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, and in light of weakness identified in our internal controls over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended May 31, 2024, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2025 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

During the nine months ended February 28, 2025, the Company received proceeds of $106,667 (Cdn$148,000) for 5,920,000 shares of common stock at Cdn$0.025 per share to be issued subsequent to the period end.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

N/A.

Item 5. Other Information

N/A.

Item 6. Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation of Wolverine filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.2	Bylaws of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) on July 15, 2008, and incorporated herein by reference.

3.3	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.4	Certificate of Registration of Extra-Provincial Corporation, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

3.5	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on September 17, 2013 and incorporated herein by reference.

3.6	Articles of Merger of Wolverine, filed as an Exhibit to our Form 8-K filed on August 11, 2015 andincorporated herein by reference.

3.7	Certificate of Amendment of Wolverine, filed as an Exhibit to our Form 8-K filed on February 19, 2020 and incorporated herein by reference.

3.8	Certificate of Change of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.9	Articles of Merger of Wolverine, filed as an Exhibit to our 8-K filed July 29, 2022 and incorporated by reference.

3.10	Certificate of Amendment of Wolverine, filed as an Exhibit to our 8-K filed August 9, 2022 and incorporated by reference.

Exhibit Number	Description

(10)	Material Contracts

10.1	Vend-In Agreement dated February 28, 2007 between Wolverine and Shenin Resources Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.2	Consulting Agreement dated January 31, 2007 between Wolverine and Texada Consulting Inc., filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

10.3	Second Amendment of the Purchase Agreement between Wolverine and 86835 Newfoundland & Labrador Corp. filed as an Exhibit to our 8-K filed on July 24, 2023 and incorporated by reference

(14)	Code of Ethics

14.1	Code of Ethics, filed as an Exhibit to our Form S-1 (Registration Statement) filed on July 15, 2008 and incorporated herein by reference.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 Certifications under Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 Certifications under Sarbanes- Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 Certifications under Sarbanes- Oxley Act of 2002

INLINE XBRL

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLVERINE RESOURCES CORP.
(Registrant)

Dated: April 15, 2025	/s/ Bruce Costerd
Bruce Costerd
Chief Executive Officer and Director
(Principal Executive Officer)
Dated: April 15, 2025	/s/ Richard Haderer
Richard Haderer